Form 10-K
period 2012-05-31
Lisboa Leisure, Inc.
filed 2012-07-13
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended May 31, 2012

Or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-161997

LISBOA LEISURE, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	42-1771870
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

H. 16/B, Adsulim,

Benaulim, Goa, India 403716

 (Address of principal executive offices)

Securities Registered Under Section 12(b) of the Exchange Act:  None

Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act

Yes [   ]   No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [  ] Yes [ x  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $0.00. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant).

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 3,800,000 common shares issued and outstanding as of July 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

Page | 2

Page | 3

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

In this reports, “Lisboa”, “the Company,” “we,” “us,” and “our,” refer to Lisboa Leisure, Inc., unless the context otherwise requires. Unless otherwise indicated, the term “fiscal year” refers to our fiscal year ending May 31. Unless otherwise indicated, the term “common stock” refers to shares of the Company’s common stock, par value $0.001 per share.

PART I

Item 1.  Business.

Overview

Lisboa Leisure, Inc. was incorporated in the State of Nevada on May 19, 2010. Our offices are located at the premises of our President, Maria Fernandes, who provides such space to us on a rent-free basis at H 16/B, Adsulim, Benaulim, Goa, India.

We are a company with no revenue to date and minimum operations and assets.  Since our incorporation, our management has determined our business plan to attempt to operate a beach front eating establishment in Goa, India, identified our target market, raised initial funding of $19,000 from our sole director, and on December 1, 2010, acquired a 10% interest in the assets comprising a beach front restaurant, known as the Seaview Beach Shack, located at Colva Beach in Colva, Goa, India in order for our president to gain managerial experience in operating a beach front establishment in India. We subsequently sold our interest in the Seaview Beach Shack in January 2012. We will require additional funding in order to pursue our business objectives and there is no guarantee that we will be successful in this regard.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Page | 4

Plan of Operation

About Our Company

Our plan of operation is to operate beach front eating establishments on the beaches on Goa, India that are commonly referred to as “beach shacks”. A beach shack is akin to a restaurant and is a part of the food and beverage sector of the tourism industry and predominately caters to tourists to the State of Goa, India.  Prior to October 1, 2012, we will apply for permission from the Tourism Department, Government of State of Goa, to erect and operate a temporary shack at Velludo beach in Benaulim, South Goa, with a view to expanding operations over time.  All beach shacks in Goa are temporary and beach shack owners are required to apply for permission to erect and operate a beach shack each year. We applied for a permit to operate a beach shack in 2011, but were unsuccessful in obtaining one. There is no guarantee that we will be successful in obtaining a permit for operation in 2012.

The cost of erecting and operating a beach shack is approximately $9,000 per year.  We will only be able to operate a beach shack in Goa if we are successful in obtaining a permit to do so and are successful in renewing the permit annually.   If successful, our business would be operated on a seasonal basis, from mid-November to mid-April each year, during the busy tourist season in Goa. Our President, Ms. Maria Fernandes, who operates a guest house (bed and breakfast) in Goa, has experience in the tourism business in Goa.

Our business plan anticipates that if we receive permission to erect and operate one beach shack in 2012, our sales will begin in November 2012, the start of the tourist season in Goa.  We intend to operate the beach shack through a wholly owned subsidiary company that we would incorporate in India following the effectiveness of this registration statement.  As a holding company of a foreign enterprise rather than a United States incorporated company that conducts business in India, we will be dependent on our operating subsidiary for any cash flow.

Our priority is to obtain permission to erect a beach shack in order to achieve and maintain profitability in the future.  Investors must be aware that we do not have sufficient capital to independently finance our own plans.  We have no plans, arrangements or contingencies in place in the event that we cease operations, in which case investors would likely lose their entire investment.

We will need to complete our offering in order to cover legal and audit costs relating to our reporting obligations as a public company of about $17,000, to construct a beach shack at a cost of about $9,000, if we are successful in obtaining a permit, to pay marketing costs of $2,000, to cover office and administrative costs of about $590 and $2,300 to incorporate an operating subsidiary in India.

Investors should be aware that our independent auditors have issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our auditor's opinion is based on our suffering initial losses, having limited operations, and having limited working capital. Our only source for cash at this time is investments or loans by others in our Company. However, we do not have any written agreements in place for any investments or loans from third parties. We must raise cash to implement our projects and expand our operations.

Our complete budget for the next stage of our business plan is as follows:

Shack application, permitting and licensing fees and construction costs	9,000
Incorporation of an Indian subsidiary	2,300
Brochures, Marketing and Promotion	2,000
Office and Administrative	700
Total	$14,000

The Company has filed a prospectus that relates to the offering by the Company of a total of 1,600,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.02 per share.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

Page | 5

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

Item 1A Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

Our administrative offices are currently located at the premises of our President, Maria Fernandes, who provides such space to us on a rent-free basis at H 16/B, Adsulim, Benaulim, Goa, India. We plan to use these offices until we require larger space.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4.  (REMOVED AND RESERVED)

Page | 6

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

As the Company is a “smaller reporting company,” it is not required to provide the performance graph required in paragraph (e) of Item 201.

Market Information

As of July 13, 2012, our common stock is not posted for trading on any market and does not have a trading symbol.

As of July 13, 2012, the shareholders' list of our common shares showed 1 registered shareholder holding 3,800,000 shares; there are no shares held by broker-dealers. All 3,800,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

We intend to list our stock on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements, as such, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

Holders

As of May 31, 2012, 3,800,000 shares of common stock were issued and outstanding.  There is one shareholder of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Page | 7

Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2012.

Penny Stock

Our common stock is considered to be a “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

Page | 8

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended May 31, 2012	Year Ended My 31, 2011
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	18,575	5,854
Net income (loss)	(18,575)	(5,854)
Income (loss) per share (basic and diluted)	(0.00	(0.00)

Balance Sheet Information:

	As of May 31, 2012	As of May 31, 2011
Working capital (deficit)	$(5,836)	$12,693
Total assets	950	13,585
Total liabilities	6,786	846
Accumulated Deficit	(24,836)	(6,261)
Stockholders’ equity (deficit)	(5,836)	12,739

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company and we are a company without revenues or operations. We have minimal assets and have incurred losses since inception. Our limited start-up operations have consisted of the formation of our business plan and identification of our target market.

Because we have not generated any revenues and no revenues are anticipated until we implement our business plan, our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

Page | 9

We believe that we will be able to raise enough money through this offering to begin operations but we cannot assure you that we will stay in business after our operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Our administrative offices are currently located at the premises of our President, Maria Fernandes, who provides such space to us on a rent-free basis at H. no. 889, Ascona, Patem, Benaulim, Goa, India. We plan to use these offices until we require larger space.

Results of Operations:

	Year Ended May 31, 2012	Year Ended July 31, 2010
Revenues	$-	$-
Total Operating Expenses	18,575	5,854
Net income (loss)	(18,575)	(5,854)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2012 and 2010 are outlined in the table below:

	Year Ended May 31, 2012	Year Ended May 31, 2011
Professional fees	$15,000	$4,900
General and Administration fees	3,575	954
Total	18,575	5,854

Results of Operations

We did not earn any revenues for the year ended May 31, 2012 and from inception on May 19, 2010 to May 31, 2012. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 3,800,000 shares of common stock to our sole officer and director for $19,000.

For the year ended May 31, 2012, we have incurred total operating expenses in the amount of $18,575 which mainly comprises of professional fees totaling $15,000 and general and administrative expenses totaling $3,575. For the year ended May 31, 2011 we incurred total operating expenses in the amount of $5,854 which mainly comprises of professional fees totaling $4,900 and general and administrative expenses totaling $954.

We incurred total operating expenses in the amount of $24,836 from inception on May 19, 2010 through May 31, 2012. These operating expenses comprised of professional fees totaling $20,300 and general administrative expenses totaling $4,536.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Page | 10

Activities to Date

A substantial portion of our activities to date has involved developing a business plan. Our President has met government official regarding our forthcoming application for operating a beach shack. Ms. Fernandes has spent time at her sister’s beach shack at Colva, Goa (Seaview Shack) and we had purchased a 10% interest in this beach shack on December 1, 2010 to gain knowledge of regulations, shack construction, and operation of a beach shack. We subsequently sold our interest in the Seaview Beach Shack on January 30, 2012.

Liquidity and Capital Resources

As at May 31, 2012, we had a cash balance of $950.

We do not anticipate generating any revenue for the foreseeable future. Other than the shares offered during the year ended May 31, 2012, no other source of capital has been has been identified or sought. If we experience a shortfall in operating capital, our director and her associate has verbally agreed to advance the Company to a maximum of $20,000.

When additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, our business will fail.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These risk factors are disclosed factors include, but are not limited to:

•

our ability to raise additional funding;

•

the results of our proposed operations

The detailed analysis of the risk factors is disclosed our Company’s registration statement Form S-1 as filed with the Securities and Exchange Commission.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern Consideration

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2012.

Page | 11

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our May 31, 2011 Form S-1, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Indian rupees, any exchange rate change affecting the value of the in Indian rupee relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the Indian rupee were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the Indian rupee were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by  PLS CPA, A professional corporation for the audited financial statements for the years ended May 31, 2012and 2011 and the period from May 19, 2010 (inception) through May 31, 2012 is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Page | 12

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of May 31, 2012, the year end period covered by this report, under the supervision and with the participation of our management, the Company’s principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended May 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, the Company’s principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of May 31, 2012. As a result of this assessment, management concluded that, as of May 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Page | 13

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended May 31, 2012 covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the director and executive officer of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Maria Fernandes	44	President, Secretary/Treasurer, Chief Executive Officer and sole member of the Board of Directors.

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating the her principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Maria Fernandes has been our President, Secretary, Treasurer and a member of the Board of Directors since our inception on May 19, 2010.  From 2004 to present, Ms. Fernandes has been owner and manager of a private guest house (bed and breakfast), Fanria Guesthouse, which has two suites and five rooms. Ms Fernandes provides travel services, airport connections, room services and meals. Being an operating company, Ms. Fernandes has maintained up to date knowledge of regulations and relationships with government officials. From December 2010 to April 2011 and from October 2011 to January 2012,  Ms. Fernandes acted as a part-time management trainee at the Seaview Beach Shack in Colva, India.

Ms. Fernandes reads and speaks English, Hindi and Konkani fluently.  Management believes that Ms. Fernandes’s understanding of the English language, and her familiarity with British, American, Russian and Indian culture, will enable her to deal with a myriad of issues involving customer service.

Ms. Fernandes’s schedule currently allows her to spend up to five hours a week on the operations of our company. She indicates that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will eventually be required to spend about 60 hours a week on matters relating to our business during the tourist season.  In such circumstances, she will have her relatives assume responsibility for the management of her private guest house during peak tourist season.

The specific experience, qualifications, attributes, and skills that led to the conclusion that Ms. Fernandes serve as our director were: her business experience in the tourism industry in the Goa region consisting of operating and managing a private guest house and providing related services, as well as a management trainee at the Seaview beach shack from November  2011 to January 2012; her ability to read and speak English, Hindi, and Konkani fluently; and her knowledge of tourism business operations, regulations, and relationships with government officials based on her prior business experience.

Ms. Fernandes is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

During the past ten years, Ms. Fernandes has not been the subject of the following events:

Page | 14

     1. Any bankruptcy petition filed by or against any business of which Ms Fernandes was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms Fernandes’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of at least one member, and that our shareholders shall determine the number of directors from time to time. Each director serves for a term that expires until the next annual meeting of shareholders and until her successor shall have been elected and qualified, or until her earlier resignation, removal from office, or death.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director, who is also our sole executive officer. Thus, there is an inherent conflict of interest.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our sole director does not currently meet the definition of “independent” as within the meaning of such rules as a result of her current position as our executive officer.

Significant Employees

We have no significant employees other than the sole executive officer described above.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Page | 15

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•

a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking business; and/or

•

being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our Board of Directors. None of our directors is deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

General

Since our incorporation on May 19, 2010, we have not compensated and have no arrangements to compensate our sole officer and director Ms. Fernandes for her services to us as an officer.

Page | 16

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending May 31, 2011, and subsequent thereto, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Maria Fernandes President, Chief Executive Officer and Director	2012 2011 2010	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Outstanding Equity Awards at 2012 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at May 31, 2012.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employments or other contracts or arrangements with our executive officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our sole officer or director that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements for our sole director or officer that would result from a change-in-control.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The sole member of our board of directors is not compensated for her services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by our Company, with respect to the officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Our director and executive officer or any associate or affiliate of our company during the last two fiscal years, is not or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Page | 17

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On May 19, 2010, we issued an aggregate of 3,800,000 shares of our common stock to our sole officer and director for aggregate consideration of $19,000.

The following table sets forth information regarding the beneficial ownership of our common stock , as of the date of this report,  for our sole officer and director.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	No. of Common Stock Before Offering	Percentage of Ownership
Maria Fernandes H 16/B, Adsulim, Benaulim, Goa, India	3,800,000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2012 and for fiscal year ended May 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31 2012	May 31, 2011
Audit Fees	$12,500	$4,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,500	$4,000

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of our annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil

Tax Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

All Other Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Page | 18

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1) Financial statements for our Company are presented after the signature of this document
(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Previously filed with the Securities and Exchange Commission.

Page | 19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LISBOA LEISURE, INC.
(Registrant)

Date: July 13, 2012

By: /s/ Maria Fernandes

Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LISBOA LEISURE, INC.
(Registrant)

Date: July 13, 2012

By: /s/ Maria Fernandes

Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

Page | 20

LISBOA LEISURE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2012 and 2011

Page | 21

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t t SAN DIEGO t t CALIFORNIA 9111tt

t TELEPHONE (858)722-5953 t t FAX (858) 761-0341 tt FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lisboa Leisure, Inc.

We have audited the accompanying balance sheets of Lisboa Leisure, Inc. (A Development Stage “Company”) as of May 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended May 31, 2012 and 2011, and for the period from May 19, 2010 (inception) to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lisboa Leisure, Inc. as of May 31, 2012 and 2011, and the result of its operations and its cash flows for the years then ended and for the period from May 19, 2010 (inception) to May 31, 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

July 13, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Page | 22

LISBOA LEISURE, INC. (A Development Stage Company) BALANCE SHEETS

	May 31, 2012	May 31, 2011
ASSETS
Current assets
Cash	$950	$12,929
Prepaid expense	-	210
Total current assets	950	13,139
Long-term Investment
Investment in beach shack	-	446
Total assets	$950	$13,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	$6,786	$400
Advance from related party	-	446
Total current liabilities	6,786	846
Total liabilities	6,786	846
STOCKHOLDER'S EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 authorized, 3,800,000 issued and outstanding	3,800	3,800
Additional paid-in capital	15,200	15,200
Deficit accumulated during the development stage	(24,836)	(6,261)
Total stockholder's equity	(5,836)	12,739
Total liabilities and stockholder's equity (deficit)	$950	$13,585

(The accompanying notes are an integral part of these financial statements)

Page | 23

LISBOA LEISURE, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011	Period From May 19, 2010 (inception) to May 31, 2012

Expenses:	3,575	954	4,536
General and administrative	15,000	4,900	20,300
Professional fees	18,575	5,854	24,836

Net loss	(18,575)	(5,854)	(24,836)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	3,800,000	3,800,000

(The accompanying notes are an integral part of these financial statements)

Page | 24

LISBOA LEISURE, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT) For the period May 19, 2011 (Inception) to May 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Number	Par Value	Capital	Stage	Total

Balance, May 19, 2010 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	3,800,000	3,800	15,200	-	19,000
Net loss	-	-	-	(407)	(407)

Balance, May 31, 2010	3,800,000	3,800	15,200	(407)	18,593
Net loss	-	-	-	(5,854)	(5,854)
Balance, May 31, 2011	3,800,000	3,800	15,200	(6,261)	12,739
Net loss	-	-	-	(18,575)	(18,575)
Balance, May 31, 2012	3,800,000	$ 3,800	$ 15,200	$ (24,836)	$ (5,836)

(The accompanying notes are an integral part of these financial statements)

Page | 25

LISBOA LEISURE, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2012 $	For the Year Ended May 31, 2011 $	Period From May 19, 2010 (inception) to May 31, 2012 $
Cash flows from operating activities
Net loss	(18,575)	(5,854)	(24,836)
Adjustment to reconcile net cash used in operating activities

Change in operating assets and liabilities
Increase in prepaid expense	210	(210)	-
Increase in accounts payables and accrued liabilities	6,386	-	6,786

Net cash used in operating activities	(11,979)	(6,064)	(18,050)

Cash flows from investing activities
Investment in beach shack, net	446	(446)	-
Net cash used in investing activities	446	(446)	-

Cash flows from financing activities
Proceeds from advance of related parties	(446)	446	-
Proceeds from issuance of common stock	-	-	19,000
Net cash provided by financing activities	(446)	446	19,446

Increase (decrease) in cash	(11,979)	(6,064)	950

Cash - beginning of period	12,929	18,993	-

Cash - end of period	950	12,929	950

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Page | 26

LISBOA LEISURE, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS May 31, 2012 and 2011

1. NATURE AND CONTINUANCE OF OPERATIONS

Lisboa Leisure. Inc. (the "Company") was incorporated in the state of Nevada on May 19, 2010 ("Inception") and is in the development stage. The Company was formed to become an operator of a beach shack in the State of Goa, India.

In accordance with Accounting Standards Codification ("ASC") 915, the Company is considered to be in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $24,836 as at May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has elected a May 31, year end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Page | 27

LISBOA LEISURE, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS May 31, 2012 and 2011

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate expenses. Revenue and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Investment

In investments where the Company does not have significant influence in its operations, the investment is recorded at cost. When there has been a loss of value that is other than a temporary decline, the investment is written down to recognize the loss.

Revenue

The Company's revenues will be derived principally by operating a beach shack, like a restaurant, to tourists in Goa, India. The Company has generated no revenues to date. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation

The Company records stock-based compensation is computed using the fair value method of valuing stock options and other equity-based compensation issued. The Company has not granted any stock options since its inception. Accordingly, no stock-based compensation has been recorded.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At May 31, 2012 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Page | 28

LISBOA LEISURE, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS May 31, 2012 and 2011

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The Company does not expect the updated guidance to have a significant impact on the financial position, results of operations or cash flows.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income. Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted. The amendments in this update are to be applied retrospectively. The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s financial statements.

In December 2011, FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (“ASU 2011-12”). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

JOBS Act Transition Accounting:  pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”. This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. INVESTMENT IN SEAVIEW BEACH SHACK

On December 1, 2010, we entered into an Asset Purchase Agreement with Agnelo Fernandes whereby the Company acquired an undivided 10% interest in all the assets, licenses, and permits necessary for the operation of a beach front restaurant, known as the Seaview Beach Shack, located at Colva Beach, Colva, Goa, India. Mr. Fernandes is the brother-in-law of the Company’s president. In order to acquire the interest in the Seaview Beach Shack, the Company paid the sum of 20,000 rupees (approximately $446) to Mr. Fernandez.

Since the Company does have a significant influence in operations or management of Seaview Beach Shack, the investment and any profit sharing is accounted using the cost method of accounting.

Page | 29

LISBOA LEISURE, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS May 31, 2012 and 2011

On January 30, 2012, the Company entered into an Asset Sale Agreement with Agnelo Fernandes whereby the Company sold its undivided 10% interest in all the assets, licenses, and permits necessary for the operation Seaview to Mr. Fernandes. The Company received the sum of 20,000 rupees (US $446) from Mr. Fernandes and our President was repaid advance given by her.

5. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended May 31, 2010, the Company issued 3,800,000 shares of common stock for total cash proceeds of $19,000 to the Company's sole director and officer.

At May 31, 2012, there were no outstanding stock options or warrants.

6. RELATED PARTY ADVANCE PAYABLES

As at May 31, 2012 the Company received $446 from the Company’s president. This advance is unsecured and non-interest bearing. On January 30, 2012, the Company repaid the Company’s president from the sale back of the 10% interest in Seaview beach shack.

7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Ms. Maria Fernandes, sole officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available. Thus she may face a conflict in selecting between the Company and her other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Ms. Fernandes, sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

8. INCOME TAXES

As of May 31, 2012, the Company had net operating loss carry forwards of approximately $24,836 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Page | 30

LISBOA LEISURE, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS May 31, 2012 and 2011

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
Operating loss	$ 18,575	$ 5,854
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	6,316	1,990
Change in valuation allowance	(6,316)	(1,990)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	May 31, 2012	May 31, 2011
Deferred tax asset attributed to:
Net operating loss	$ 8,444	$ 2,128
Less, valuation allowance	(8,444)	(2,128)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.

9. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. Subsequent to the fiscal period ended May 31, 2012, the Company did not have any material recognizable subsequent events.

Page | 32