Form 10-Q
period 2012-08-31
Lisboa Leisure, Inc.
filed 2012-10-29
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-161997

LISBOA LEISURE, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada	42-1771870
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

H. 16/B, Adsulim,

Benaulim, Goa, India 403716

 (Address of principal executive offices)

Registrant’s telephone number, including area code: 011-91-95-27-46-38-77

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

5,400,000 shares of registrant’s common stock, $0.001 par value, were outstanding at October 8, 2012. Registrant has no other class of common equity.

Page - 1

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Lisboa Leisure, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2012 $ (unaudited)	May 31, 2011 $

ASSETS
Current assets
Cash	30,012	950
Total current assets	30,012	950
Total assets	30,012	950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	18,627	6,786
Related parties advances payable	-	-
Total current liabilities	18,627	6,786
Total liabilities	18,627	6,786

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 authorized, 5,400,000 and 3,800,000 issued and outstanding as of August 31and May 31, 2012 respectively	5,400	3,800
Additional paid-in capital	45,600	15,200
Deficit accumulated during the development stage	(37,615)	(24,836)
Total stockholders’ equity (deficit)	13,385	(5,836)

Total liabilities and stockholders’ equity (deficit)	30,012	950

(The accompanying notes are an integral part of these financial statements)

Page - 2

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		Period From May 19, 2010 (inception) to
	Ended August 31		August 31,
	2012	2011	2012
	$	$	$
Expenses:
General and administrative	8,279	228	12,815
Professional fees	4,500	6,500	24,800
	12,779	6,728	37,615
Net loss	(12,779)	(6,728)	(37,615)

Net loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	3,976,087	3,800,000

(The accompanying notes are an integral part of these financial statements)

Page - 3

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months		Period From May 19, 2010 (inception) to
	Ended August 31		August 31,
	2012	2011	2012
	$	$	$

Cash flows from operating activities
Net loss	(12,779)	(6,728)	(37,615)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Increase in prepaid expenses	-	210	-
Increase in accounts payables and accrued liabilities	11,841	4,500	18,637
Net cash used In operating activities	(938)	(2,018)	(18,988)

Cash flows from investing activities
Investment in beach shack, net	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from common stock issued for cash	32,000	-	51,000
Proceeds from advances related parties	-	-	-
Net cash provided by financing activities	32,000	-	51,000

Net increase (decrease) in cash	31,062	(2,018)	30,012
Cash – beginning of period	950	12,929	-
Cash – end of period	30,012	10,911	30,012

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Page - 4

Lisboa Leisure, Inc.

(A Development Stage Company)

Notes to the financial statements

August 31, 2012

(Unaudited)

Note 1: Nature and Continuance of Operations

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2012. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $37,615 as at August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

Note 4: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended August 31, 2010, the Company issued 3,800,000 shares of common stock for total cash proceeds of $19,000 to the Company's sole director and officer.

Page - 5

The Company became a reporting company on June 27, 2012 and has filed a prospectus that relates to the offering by the Company of a total of 1,600,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.02 per share. During the period ended August 31, 2012, the Company completed the sale of 1,600,000 common shares at the price of a $0.02 per share for total proceeds of $32,000.

Note 5: Related Party Transactions

For the period ended August 31, 2012, the Company paid a total of $1,852 to the Company’s sole officer for administrative services rendered to the Company.

Page - 6

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (May 9, 2010) to August 31, 2012 and the three months ended August 31, 2012, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated.

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

Page - 7

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

Our complete budget for the next stage of our business plan is as follows:

Shack application, permitting and licensing fees and construction costs	9,000
Incorporation of an Indian subsidiary	2,300
Brochures, Marketing and Promotion	2,000
Office and Administrative	17,000
Total	$30,300

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

Page - 8

Results of Operations

We did not earn any revenues for the three months ended August 31, 2012 and from inception on May 19, 2010 to August 31, 2012. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.

For the three months ended August 31, 2012, we have incurred total operating expenses in the amount of $12,779 which mainly comprises of professional fees totaling $4,500 and general and administrative expenses totaling $8,279 (for travel and fees for raising funds). For the three months ended August 31, 2011 we incurred total operating expenses in the amount of $6,728 which mainly comprises of professional fees totaling $6,500 and general and administrative expenses totaling $228.

We incurred total operating expenses in the amount of $37,615 from inception on May 19, 2010 through August 31, 2012. These operating expenses comprised of professional fees totaling $24,800 and general administrative expenses totaling $12,815.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at August 31, 2012, we had a cash balance of $30,012. We completed financing of $32,000 by issuance of 1,600,000 common stock.

If additional funds become required, the additional funding will come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding;

•

grant of permit to construct and operate a beach shack;

•

if a beach shack is opened, the acceptance by customers to patronize our shack;

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended May 31, 2012 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2013.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Page - 9

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

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not00 required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Page - 10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2012 the SEC declared our Form S-1 registration statement effective allowing us to sell 1,600,000 shares of common stock at an offering price of $0.02 per share. The Company completed its public offering of  1,600,000 shares of common stock for gross proceeds of $32,000. The funds plan to use as follows:

Shack application, permitting and licensing fees and construction costs	9,000
Incorporation of an Indian subsidiary	2,000
Brochures, Marketing and Promotion	2,000
Office and Administrative	17,000
Total	$32,000

From inception through to August 31, 2012, we sold 5,400,000 shares of common stock to our sole officer and director for $51,000.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

Page - 11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LISBOA LEISURE, INC.
Date: October 8, 2012

By: /s/ Maria Fernandes
Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

Page - 12