Form 10-Q
period 2012-11-30
Lisboa Leisure, Inc.
filed 2013-01-10
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

5,400,000 shares of registrant’s common stock, $0.001 par value, were outstanding at January 8, 2013. Registrant has no other class of common equity.

1 | Page

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Lisboa Leisure, Inc.

(A Development Stage Company)

Balance Sheets

	November 30, 2012 $ (unaudited)	May 31, 2012 $

ASSETS
Current assets
Cash	5,447	950
Total current assets	5,447	950
Total assets	5,447	950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	5,929	6,786
Total current liabilities	5,929	6,786
Total liabilities	5,929	6,786

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 authorized, 5,400,000 and 3,800,000 issued and outstanding as of November 30 and May 31, 2012 respectively	5,400	3,800
Additional paid-in capital	45,600	15,200
Deficit accumulated during the development stage	(51,482)	(24,836)
Total stockholders’ equity (deficit)	(482)	(5,836)

Total liabilities and stockholders’ equity (deficit)	5,447	950

(The accompanying notes are an integral part of these financial statements)

2 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months		Period From May 19, 2010 (inception) to
	Ended November 30		Ended November 30		November 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Expenses
General and administrative	11,867	20	20,146	240	24,682
Professional fees	2,000	2,000	6,500	8,500	26,800
Net loss	(13,867)	(2,020)	(26,646)	(8,740)	(51,482)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.02)	(0.00)

Weighted average shares outstanding - basic and diluted	5,400,000	3,800,000	4,691,803	3,800,000

(The accompanying notes are an integral part of these financial statements)

3 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months		Period From May 19, 2010 (inception) to
	Ended November 30,		November 30,
	2012	2011	2012
	$	$	$
Cash flows from operating activities
Net loss	(26,646)	(8,748)	(51,482)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Increase in prepaid expenses	-	210	-
Increase in accounts payables and accrued liabilities	(857)	-	5,929
Net cash used In operating activities	(27,503)	(8,538)	(45,553)

Cash flows from financing activities
Proceeds from common stock issued for cash	32,000	-	51,000
Net cash provided by financing activities	32,000	-	51,000

Net increase (decrease) in cash	4,497	(8,538)	5,447
Cash – beginning of period	950	12,929	-
Cash – end of period	5,447	4,391	5,447

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

4 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Notes to the financial statements

November 30, 2012

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2012. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $51,482 as at November 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

Note 4: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended November 30, 2010, the Company issued 3,800,000 shares of common stock for total cash proceeds of $19,000 to the Company's sole director and officer.

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

5 | Page

Note 5: Related Party Transactions

During the period ended November 30, 2012, the Company paid a total of $1,852 to the Company’s sole officer for administrative services rendered to the Company.

Note 6: Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. Subsequent to the fiscal period ended November 30, 2012, the Company did not have any material recognizable subsequent events.

6 | Page

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (May 9, 2010) to November 30, 2012 and the three and six months ended November 30, 2012, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

The Company became a reporting company on June 27, 2012 and had filed a prospectus that relates to the offering by the Company of a total of 1,600,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.02 per share. During the period ended August 31, 2012, the Company completed the sale of 1,600,000 common shares at the price of a $0.02 per share for total proceeds of $32,000. We will require additional funding in order to pursue our business objectives and there is no guarantee that we will be successful in this regard.

We had applied for permission to erect and operate one beach shack in 2012 but were not successful. We plan to re-apply before 2013 season.

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

7 | Page

Plan of Operation

About Our Company

Our plan of operation is to operate beach front eating establishments on the beaches on Goa, India that are commonly referred to as “beach shacks”. A beach shack is akin to a restaurant and is a part of the food and beverage sector of the tourism industry and predominately caters to tourists to the State of Goa, India.  We applied for permission from the Tourism Department, Government of State of Goa, to erect and operate a temporary shack at Velludo beach in Benaulim, South Goa, with a view to expanding operations over time.  We were not successful with our application.

All beach shacks in Goa are temporary and beach shack owners are required to apply for permission to erect and operate a beach shack each year. We plan to apply for a permit to operate a beach shack in 2013.There is no guarantee that we will be successful in obtaining a permit for operation in 2013.

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

Our business plan anticipates that if we receive permission to erect and operate one beach shack in 2013, our sales will begin in November 2013, the start of the tourist season in Goa.  We intend to operate the beach shack through a wholly owned subsidiary company that we would incorporate in India following the effectiveness of this registration statement.  As a holding company of a foreign enterprise rather than a United States incorporated company that conducts business in India, we will be dependent on our operating subsidiary for any cash flow.

Our priority is to survive as a company and to obtain permission to erect a beach shack in order to achieve and maintain profitability in the future.  Investors must be aware that we do not have sufficient capital to independently finance our own plans.  We have no plans, arrangements or contingencies in place in the event that we cease operations, in which case investors would likely lose their entire investment.

For the next 12 months, we will need to approximately $28,800, of which we need $15,000 to cover legal and audit costs relating to our reporting obligations as a public company; about $9,000 to construct a beach shack, if we are successful in obtaining a permit, to pay marketing costs of $2,000, to cover office and administrative costs of about $500 and $2,300 to incorporate an operating subsidiary in India. We have verbal commitments from associates of our Company’s that they will advance $30,000 over the next twelve months.

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

8 | Page

Our complete budget for the next stage of our business plan is as follows:

Shack application, permitting and licensing fees and construction costs	9,000
Incorporation of an Indian subsidiary	2,300
Brochures, Marketing and Promotion	2,000
Accounting, audit and legal fees	15,000
Office and Administrative	500
Total	$28,800

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs. On December 28, 2012, our application with FINRA to list our common stock on the Over-the-Counter Bulletin Board was approved and our stock is quoted under the symbol “LISB”.

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

Results of Operations

We did not earn any revenues for the six months ended November 30, 2012 and from inception on May 19, 2010 to November 30, 2012. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from sales in our beach shack.

For the three months ended November 30, 2012, we have incurred total operating expenses in the amount of $13,867 which mainly comprises of professional fees totaling $2,000 and general and administrative expenses totaling $11,867 of which we paid $11,143 to the transfer agent for account set-up, issuance of shares and related services. For the three months ended November 30, 2011 we incurred total operating expenses in the amount of $2,020 which mainly comprises of professional fees totaling $2,000 and general and administrative expenses totaling $20.

For the six months ended November 30, 2012, we have incurred total operating expenses in the amount of $26,646 which mainly comprises of professional fees totaling $6,500 and general and administrative expenses totaling   20,146 of which we paid $11,143 to the transfer agent for account set-up, issuance of shares and related services and the mainly travel and fees for raising funds. For the six months ended November 30, 2011 we incurred total operating expenses in the amount of $8,740 which mainly comprises of professional fees totaling $8,500 and general and administrative expenses totaling $240.

We incurred total operating expenses in the amount of $51,482 from inception on May 19, 2010 through November 30, 2012. These operating expenses comprised of professional fees totaling $26,800 and general administrative expenses totaling $24,682.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

9 | Page

Liquidity and Capital Resources

As at November 30, 2012, we had a cash balance of $5,447.

If additional funds become required, the additional funding will come from either advances from associates of our President or equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We have verbal commitments from associates of our Company’s that they will advance $30,000 over the next twelve months.

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

10 | Page

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

None

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

11 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LISBOA LEISURE, INC.
Date: January 8, 2013

By: /s/ Maria Fernandes
Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

12 | Page