Form 10-Q
period 2013-02-28
Lisboa Leisure, Inc.
filed 2013-04-03
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x__ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

5,400,000 shares of registrant’s common stock, $0.001 par value, were outstanding at April 2, 2013. Registrant has no other class of common equity.

1 | Page

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Lisboa Leisure, Inc.

(A Development Stage Company)

Balance Sheets

	February 28, 2013 $ (unaudited)	May 31, 2012 $

ASSETS
Current assets
Cash	298	950
Total current assets	298	950
Total assets	298	950

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	6,786	6,786
Advance	10,000	-
Total current liabilities	16,786	6,786
Total liabilities	16,786	6,786

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 authorized, 5,400,000 and 3,800,000 issued and outstanding as of February 28, 2013 and May 31, 2012 respectively	5,400	3,800
Additional paid-in capital	45,600	15,200
Deficit accumulated during the development stage	(67,488)	(24,836)
Total stockholders’ equity (deficit)	(16,488)	(5,836)

Total liabilities and stockholders’ equity (deficit)	298	950

(The accompanying notes are an integral part of these financial statements)

2 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months		Period From May 19, 2010 (inception) to
	Ended February 28		Ended February 28		February 28,
	2013	2012	2013	2012	2013
	$	$	$	$	$
Expenses
General and administrative	14,006	855	34,152	1,103	38,688
Professional fees	2,000	4,500	8,500	13,000	28,800
Net loss	(16,006)	(5,355)	(42,652)	(14,103)	(67,488)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average shares outstanding - basic and diluted	5,400,000	3,800,000	4,925,275	3,800,000

(The accompanying notes are an integral part of these financial statements)

3 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months		Period From May 19, 2010 (inception) to
	Ended February 28,		February 28,
	2013	2012	2013
	$	$	$
Cash flows from operating activities
Net loss	(42,652)	(14,103)	(67,488)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Increase in prepaid expenses	-	210	-
Increase in accounts payables and accrued liabilities	-	4,500	6,786
Net cash used In operating activities	(42,652)	(9,393)	(60,702)

Cash flows from investing activities
Investment in beach shack, net	-	446	-
Net cash provided in investing activities	-	446	-

Cash flows from financing activities
Proceeds from common stock issued for cash	32,000	-	51,000
Advance	10,000	(446)	10,000
Net cash provided by financing activities	42,000	(446)	61,000

Net increase (decrease) in cash	(652)	(9,393)	298
Cash - beginning of period	950	12,929	-
Cash - end of period	298	3,536	298

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

4 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Notes to the financial statements

February 28, 2013

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2012. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $67,488 as at February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

Note 4: Advance

As at February 28, 2013 the Company owed $10,000 to an associate of the Company’s management. The advance is unsecured, payable on demand and non-interest bearing.

Note 5: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended February 28, 2010, the Company issued 3,800,000 shares of common stock for total cash proceeds of $19,000 to the Company's sole director and officer.

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

5 | Page

Note 6: Related Party Transactions

During the period ended February 28, 2013, the Company paid a total of $1,852 to the Company’s sole officer for administrative services rendered to the Company.

Note 7: Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. Subsequent to the fiscal period ended February 28, 2013, the Company did not have any material recognizable subsequent events.

6 | Page

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (May 9, 2010) to February 28, 2013 and the three and nine months ended February 28, 2013, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We had applied for permission to erect and operate one beach shack in 2012 but were not successful. We plan to re-apply before 2013 season but based on the present trend, it is unlikely that we will be successful.

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

7 | Page

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

Although we have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change; but based on the present trend, it is unlikely that we will be successful in receiving permission to operate a beach shack.

Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs. On December 28, 2012, our application with FINRA to list our common stock on the Over-the-Counter Bulletin Board was approved and our stock is quoted under the symbol “LISB”.

8 | Page

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

Results of Operations

We did not earn any revenues for the nine months ended February 28, 2013 and from inception on May 19, 2010 to February 28, 2013. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from sales in our beach shack.

For the three months ended February 28, 2013, we have incurred total operating expenses in the amount of $16,006 which mainly comprises of professional fees totaling $2,000 and general and administrative expenses totaling $14,006 of which we paid $13,000 to fees paid for DTC eligibility, issuance of shares and related services. For the three months ended February 28, 2012 we incurred total operating expenses in the amount of $5,355 which mainly comprises of professional fees totaling $4,500 and general and administrative expenses totaling $855.

For the nine months ended February 28, 2013, we have incurred total operating expenses in the amount of $42,652 which mainly comprises of professional fees totaling $8,500 and general and administrative expenses totaling   $34,152 of which we paid $13,000 for DTC eligibility, $11,443 to the transfer agent for account set-up, issuance of shares and related services and the mainly travel and fees for raising funds. For the nine months ended February 28, 2012 we incurred total operating expenses in the amount of $14,103 which mainly comprises of professional fees totaling $13,000 and general and administrative expenses totaling $1,103.

We incurred total operating expenses in the amount of $67,488 from inception on May 19, 2010 through February 28, 2013. These operating expenses comprised of professional fees totaling $28,800 and general administrative expenses totaling $38,688.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at February 28, 2013, we had a cash balance of $298.

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

9 | Page

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

10 | Page

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

Date: April 3, 2013

By: /s/ Maria Fernandes
Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

12 | Page