Form 10-K
period 2013-05-31
Lisboa Leisure, Inc.
filed 2013-07-29
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended May 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 2,800,000 common shares at $0.02* = $56,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement. For purposes of this computation, our sole director and executive officer of the registrant is considered to be affiliates of the registrant. As of July 26, 2013, no bid or asked prices are available.

The number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 5,400,000 common shares issued and outstanding as of July 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Emerging Growth Company Status under the Jobs Act

The Company qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act").

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•

The first fiscal year after its annual revenues exceed $1 billion

•

The first fiscal year after the fifth anniversary of its IPO;

•

The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

•

The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirement

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•

Provide only two rather than three years of audited financial  statements in their IPO Registration Statement;

•

 Provide selected financial data only for periods no earlier than those  included in the IPO Registration Statement in all SEC filings, rather  than the five years of selected financial data normally required;

•

Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•

Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering requirement

In addition, during the IPO offering process, emerging growth companies are exempt from:

•

Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•

Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

•

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

Other public company requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•

The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median  employee compensation;

•

Certain other executive compensation disclosure requirements, such as  the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•

The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share with 5,400,000 common shares issued and outstanding as of May 31, 2013.

We received our initial funding of $19,000 through the sale of common stock to Maria Fernandes  who purchased 3,800,000 shares of our common stock at $0.001 per share in August 19, 2010. On August 21, 2012, the Company completed its registered offering raising $32,000 from the sale of 1,600,000 shares of common stock.

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

Item 4.  Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 28, 2010 our shares have been listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is “LISB” There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

As of May 31, 2013, the shareholders' list of our common shares showed 32 registered shareholders holding 5,400,000 shares; there are no shares held by broker-dealers. 3,800,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

The Company became a reporting company on June 27, 2012 and has filed a prospectus that relates to the offering by the Company of a total of 1,600,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.02 per share. On August 21, 2012, the Company completed the sale of 1,600,000 common shares at the price of a $0.02 per share for total proceeds of $32,000.

Our common shares are issued in registered form. Island Stock Transfer , of 15500 Roosevelt Blvd, Clearwater, Florida 33760  is our stock transfer agent. They can be contacted by telephone at (727)-289-0010 and by facsimile at (727-289-0069.

Holders

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2013.

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

–	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

–

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

–	contains a toll-free telephone number for inquiries on disciplinary actions;

–	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

–	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

–	bid and offer quotations for the penny stock;

–	the compensation of the broker-dealer and its salesperson in the transaction;

–	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

–	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. The application of the “penny stock” rules may affect your ability to resell Lisboa’s securities.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended May 31, 2013	Year Ended My 31, 2012
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	42,891	18,575
Net income (loss)	(42,891)	(18,575)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)

Balance Sheet Information:

	As of May 31, 2013	As of May 31, 2012
Working capital (deficit)	$(16,727)	(5,836)
Total assets	9,473	950
Total liabilities	26,200	6,786
Accumulated Deficit	(67,727)	(24,836)
Stockholders’ equity (deficit)	(16,727)	(5,836)

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

We believe that we will have to raise further  to begin operations and we cannot assure you that we will stay in business after our operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Our administrative offices are currently located at the premises of our President, Maria Fernandes, who provides such space to us on a rent-free basis at H. no. 889, Ascona, Patem, Benaulim, Goa, India. We plan to use these offices until we require larger space.

Results of Operations:

	Year Ended May 31, 2013	Year Ended July 31, 2012
Revenues	$-	$-
Total Operating Expenses	42,891	18,575
Net income (loss)	(42,891)	(18,575)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended May 31, 2013 and 2012 are outlined in the table below:

	Year Ended May 31, 2013	Year Ended May 31, 2012
Professional fees	$8,014	$15,000
General and Administration fees	34,877	3,575
Total	42,891	18,575

Results of Operations

We did not earn any revenues for the year ended May 31, 2013 and from inception on May 19, 2010 to May 31, 2013. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from fees paid by customers for transportation services and tour packages, as well as commissions from the operators of various tour destinations for introducing them to our customers.  Since inception, we sold 5,400,000 shares of common stock total proceeds of $51,000.

For the year ended May 31, 2013, we have incurred total operating expenses in the amount of $42,891 which mainly comprises of professional audit fees totaling $8,014 and general and administrative expenses totaling $34,877 of which $24,643 related to transfer agent and DTC.. For the year ended May 31, 2012, we have incurred total operating expenses in the amount of $18,575 which mainly comprises of professional fees totaling $15,000 and general and administrative expenses totaling $3,575.

We incurred total operating expenses in the amount of $62,727 from inception on May 19, 2010 through May 31, 2013. These operating expenses comprised of professional fees totaling $28,314 and general administrative expenses totaling $39,413.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Activities to Date and Plan of Operations

Our President has met government official regarding our forthcoming application for operating a beach shack. We were advised that we will not be granted permit for operating a beach shack. Our plan of operation for the next twelve months is to re-apply for the permit.

Liquidity and Capital Resources

Our cash balance at May 31, 2013 was $9,473 and $26,200 in current liabilities. We experience a shortage of funds and will continue in the next twelve months and we will seek advances from for associates of the Company. There are no formal commitments, arrangement or legal obligation or verbal commitment to advance or loan funds to us.

We do not anticipate generating any revenue for the foreseeable future.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our  program. In the absence of such financing, our business will fail.

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

We anticipate spending $10,000 on professional fees, including fees payable for complying with reporting obligations, $2,000 in general administrative costs and $1,000 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $13,000.

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

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we generate sufficient revenues. There is no assurance we will ever reach that point. In the meantime the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern Consideration

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2013.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our June 18, 2012 Form S-1/A, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-K.

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

The Report of Independent Registered Public Accounting Firm issued by  PLS CPA, A professional corporation for the audited financial statements for the years ended May 31, 2013and 2012 and the period from May 19, 2010 (inception) through May 31, 2013 is included herein immediately preceding the audited financial statements.

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

Item 9A. Controls and Procedures

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

As of May 31, 2013, the year end period covered by this report, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by a management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended May 31, 2013 covered by this report were not previously reported on Form 8-K.

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

Name	Age	Position
Maria Fernandes	45	President, Secretary/Treasurer, Chief Executive Officer and sole member of the Board of Directors.

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

The foregoing person is a promoter of Lisboa as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Maria Fernandes currently devotes 2-4 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director, executive officer and key employee of our company, indicating the her principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Maria Fernandes has been our President, Secretary, Treasurer and a member of the Board of Directors since our inception on May 19, 2010.  From 2004 to present, Ms. Fernandes has been owner and manager of a private guest house (bed and breakfast), Fanria Guesthouse, which has two suites and five rooms. Ms Fernandes provides travel services, airport connections, room services and meals. Being an operating company, Ms. Fernandes has maintained up to date knowledge of regulations and relationships with government officials. From December 2010 to April 2011 and from October 2011 to January 2013,  Ms. Fernandes acted as a part-time management trainee at the Seaview Beach Shack in Colva, India.

Ms. Fernandes reads and speaks English, Hindi and Konkani fluently.  Management believes that Ms. Fernandes’s understanding of the English language, and her familiarity with British, American, Russian and Indian culture, will enable her to deal with a myriad of issues involving customer service.

Ms. Fernandes’s schedule currently allows her to spend up to 2-4 hours a week on the operations of our company. She indicates that she is willing to spend more time with the business as it grows and her services are needed. We anticipate that she will eventually be required to spend about 60 hours a week on matters relating to our business during the tourist season.  In such circumstances, she will have her relatives assume responsibility for the management of her private guest house during peak tourist season.

The specific experience, qualifications, attributes, and skills that led to the conclusion that Ms. Fernandes serve as our director were: her business experience in the tourism industry in the Goa region consisting of operating and managing a private guest house and providing related services, as well as a management trainee at the beach; her ability to read and speak English, Hindi, and Konkani fluently; and her knowledge of tourism business operations, regulations, and relationships with government officials based on her prior business experience.

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

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending May 31, 2013, and subsequent thereto, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Maria Fernandes President, Chief Executive Officer and Director	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Outstanding Equity Awards at 2013 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at May 31, 2013.

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

Name and Address of Beneficial Owner	No. of Common Stock	Percentage of Ownership
Maria Fernandes H 16/B, Adsulim, Benaulim, Goa, India	3,800,000	70.37%
Officer and/or director as group	3,800,000	70.37%

A beneficial owner of a security includes any person who, directly or  indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon  exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of     shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report, there were 5,400,000 shares of our common  stock issued and outstanding, 3,800,000 shares being held by our officer      and director.

Future Sales by existing shareholders

As of May 31, 2013, a total of 3,800,000 shares have been issued to Maria Fernandes, an officer/director, and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at this time.

Item 13. Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended May 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2013 and for fiscal year ended May 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31 2013	May 31, 2012
Audit Fees	$10,500	$12,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,500	$12,500

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

Date: July 29, 2013

By: /s/ Maria Fernandes

Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LISBOA LEISURE, INC.
(Registrant)

Date: July 29, 2013

By: /s/ Maria Fernandes

Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

LISBOA LEISURE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2013 and 2012

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t t SAN DIEGO t t CALIFORNIA 9111tt

t TELEPHONE (858)722-5953 t t FAX (858) 761-0341 tt FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lisboa Leisure, Inc.

We have audited the accompanying balance sheets of Lisboa Leisure, Inc. (A Development Stage “Company”) as of May 31, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended May 31, 2013 and 2012, and for the period from May 19, 2010 (inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lisboa Leisure, Inc. as of May 31, 2013 and 2012, and the result of its operations and its cash flows for the years then ended and for the period from May 19, 2010 (inception) to May 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 29, 2013

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

LISBOA LEISURE, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2013	May 31, 2012
ASSETS
Current assets
Cash	$9,473	$950
Prepaid expense	-	-
Total current assets	9,473	950
Total assets	$9,473	$950

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	$2,300	$6,786
Advance from related party	23,900	-
Total current liabilities	26,200	6,786
Total liabilities	26,200	6,786
STOCKHOLDER'S EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 authorized; 5,400,000 issued and outstanding as of May 31, 2013 and 3,800 ,000 issued and outstanding as of May, 31, 2012	5,400	3,800
Additional paid-in capital	45,600	15,200
Deficit accumulated during the development stage	(67,727)	(24,836)
Total stockholder's equity	(16,727)	(5,836)
Total liabilities and stockholder's equity (deficit)	$9,473	$950

(The accompanying notes are an integral part of these financial statements)

LISBOA LEISURE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2013	For the Year Ended May 31, 2012	Period From May 19, 2010 (inception) to May 31, 2013
	$	$	$

Expenses:
General and administrative	34,877	3,575	39,413
Professional fees	8,014	15,000	28,314
	42,891	18,575	67,727

Net loss	(42,891)	(18,575)	(67,727)

Net loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	5,041,100	3,800,000

(The accompanying notes are an integral part of these financial statements)

LISBOA LEISURE, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

For the period May 19, 2010 (Inception) to May 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Number	Par Value	Capital	Stage	Total

Balance, May 19, 2010 (inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	3,800,000	3,800	15,200	-	19,000
Net loss	-	-	-	(407)	(407)

Balance, May 31, 2010	3,800,000	3,800	15,200	(407)	18,593
Net loss	-	-	-	(5,854)	(5,854)
Balance, May 31, 2011	3,800,000	3,800	15,200	(6,261)	12,739
Net loss	-	-	-	(18,575)	(18,575)
Balance, May 31, 2012	3,800,000	$ 3,800	$ 15,200	$ (24,836)	$ (5,836)
Common stock issued for cash	1,600,000	1,600	30,400	-	32,000
Net loss	-	-	-	(42,891)	(42,891)
Balance, May 31, 2013	5,400,000	$ 5,400	$ 45,600	$ (67,727)	$ (16,727)

(The accompanying notes are an integral part of these financial statements)

LISBOA LEISURE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2013 $	For the Year Ended May 31, 2012 $	Period From May 19, 2010 (inception) to May 31, 2013 $
Cash flows from operating activities
Net loss	(42,891)	(18,575)	(67,727)
Adjustment to reconcile net cash used in operating activities

Change in operating assets and liabilities
Increase in prepaid expense	-	210	-
Increase in accounts payables and accrued liabilities	(4,486)	6,386	2,300

Net cash used in operating activities	(47,377)	(11,979)	(65,427)

Cash flows from investing activities
Investment in beach shack, net	-	446	-
Net cash used in investing activities	-	446	-

Cash flows from financing activities
Proceeds from advance of related parties	23,900	(446)	23,900
Proceeds from issuance of common stock	32,000	-	51,000
Net cash provided by financing activities	55,900	(446)	74,900

Increase (decrease) in cash	8,523	(11,979)	9,473

Cash – beginning of period	950	12,929	-

Cash – end of period	9,473	950	9,473

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

LISBOA LEISURE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013 and 2012

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $67,727 as at May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and advances from director, associates of the director and/or the private placement of common stock.

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

May 31, 2013 and 2012

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

At May 31, 2013 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

LISBOA LEISURE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013 and 2012

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

On January 30, 2013, the Company entered into an Asset Sale Agreement with Agnelo Fernandes whereby the Company sold its undivided 10% interest in all the assets, licenses, and permits necessary for the operation Seaview to Mr. Fernandes. The Company received the sum of 20,000 rupees (US $446) from Mr. Fernandes and our President was repaid advance given by her.

5. RELATED PARTY ADVANCE PAYABLES

As at May 31, 2013 the Company received $23,900 from the parties related to the Company’s president. This advance is unsecured and non-interest bearing.

6. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2013, the Company paid a total of $1,852 to the Company’s sole officer for administrative services rendered to the Company.

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

7. CAPITAL STOCK

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505.  Thus issuances shall be accounted for based on the fair value of the consideration received.. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended May 31, 2010, the Company issued 3,800,000 shares of common stock for total cash proceeds of $19,000 to the Company's sole director and officer.

The Company became a reporting company on June 27, 2012 and has filed a prospectus that relates to the offering by the Company of a total of 1,600,000 shares of our common stock on a "self-underwritten" basis at a fixed price of $0.02 per share. On August 31, 2012, the Company completed its registered offering raising $32,000 from the sale of 1,600,000 common shares at the price of a $0.02 per share.

As of May 31, 2013 the Company had 5,400,000 shares of common stock issued and outstanding.

At May 31, 2013, there were no outstanding stock options or warrants.

LISBOA LEISURE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013 and 2012

8. INCOME TAXES

As of May 31, 2013, the Company had net operating loss carry forwards of approximately $67,727 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended May 31, 2013	For the Year Ended May 31, 2012
Operating loss	$ 42.891	$ 18,575
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	14,583	6,316
Change in valuation allowance	(14,583)	(6,316)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	May 31, 2013	May 31, 2012
Deferred tax asset attributed to:
Net operating loss	$ 23,027	$ 8,444
Less, valuation allowance	(23,.027)	(8,444)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the audited financial statements. Subsequent to the fiscal period ended May 31, 2013, the Company did not have any material recognizable subsequent events.