Form 10-Q
period 2013-08-31
Lisboa Leisure, Inc.
filed 2013-10-03
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

5,400,000 shares of registrant’s common stock, $0.001 par value, were outstanding at October 3, 2013. Registrant has no other class of common equity.

1 | Page

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Lisboa Leisure, Inc.

(A Development Stage Company)

Balance Sheets

	August 31, 2013 $ (unaudited)	May 31, 2013 $

ASSETS
Current assets
Cash	55	9,473
Total current assets	55	9,473
Total assets	55	9,473

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	2,300	2,300
Advance	19,450	23,900
Total current liabilities	21,750	26,200
Total liabilities	21,750	26,200

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 authorized, 5,400,000 issued and outstanding as of August 31, 2013 and May 31, 2013	5,400	5,400
Additional paid-in capital	45,600	45,600
Deficit accumulated during the development stage	(72,695)	(67,727)
Total stockholders’ equity (deficit)	(21,695)	(16,727)

Total liabilities and stockholders’ equity (deficit)	55	9,473

(The accompanying notes are an integral part of these financial statements)

2 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		Period From May 19, 2010 (inception) to
	Ended August 31		August 31,
	2013	2012	2013
	$	$	$
Expenses:
General and administrative	968	8,279	40,381
Professional fees	4,000	4,500	32,314
	4,968	12,779	72,695
Net loss	(4,968)	(12,779)	(72,695)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	5,400,000	3,976,087

(The accompanying notes are an integral part of these financial statements)

3 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months		Period From May 19, 2010 (inception) to
	Ended August 31		August 31,
	2013	2012	2013
	$	$	$
Cash flows from operating activities
Net loss	(4,968)	(12,779)	(72,695)
Adjustments to reconcile to net cash used in operating activities:
Change in operating assets and liabilities
Increase in accounts payables and accrued liabilities	-	11,841	2,300
Net cash used In operating activities	(4,968)	(938)	(70,395)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	32,000	51,000
Proceeds from advances related parties	(4,450)	-	19,450
Net cash provided by financing activities	(4,450)	32,000	70,450

Net increase (decrease) in cash	(9,418)	31,062	55
Cash - beginning of period	9,473	950	-
Cash - end of period	55	30,012	55

Supplemental cash flow information:
Cash paid for:
- Interest	-	-	-
- Income tax	-	-	-

(The accompanying notes are an integral part of these financial statements)

4 | Page

Lisboa Leisure, Inc.

(A Development Stage Company)

Notes to the financial statements

August 31, 2013

(Unaudited)

___________________________________________________________________________________________________

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 29, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $72,695 as at August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

Note 4: Advance

As at August 31, 2013 the Company owed $19,450 to an associate of the Company’s management. The advance is unsecured, payable on demand and non-interest bearing.

Note 5: Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended August 31, 2010, the Company issued 3,800,000 shares of common stock for total cash proceeds of $19,000 to the Company's sole director and officer.

5 | Page

The Company became a reporting company on June 27, 2012 and on August 21, 2012,  the Company completed the sale of 1,600,000 common shares at the price of a $0.02 per share for total proceeds of $32,000.

As of August 31, 2013 the Company had 5,400,000 shares of common stock issued and outstanding.

Note 5: Subsequent events

On September 9, 2013, the Company entered into asset purchase agreements whereby the Company agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business. The assets to be acquired are used in conjunction with the production, marketing, and sale of the crop surfactant to be sold under the name "GroGenesis". Upon closing, the Company would change its name to GroGenesis, Inc." or such other name acceptable to the vendors. The Company present president, Maria Fernandes, will resign on closing. In addition, the Company has entered into an easement agreement whereby it will be granted the right to use a portion of a farm located in Aylmer, Ontario, Canada for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of GroGenesis.

6 | Page

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (May 9, 2010) to August 31, 2013 and the three months ended August 31, 2013, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Lisboa Leisure, Inc. was incorporated in the State of Nevada on May 19, 2010. Our offices are located at the premises of our President, Maria Fernandes, who provides such space to us on a rent-free basis at H 16/B, Adsulim, Benaulim, Goa, India.

We are a company with no revenue to date and minimum operations and assets.  Our business plan was to attempt to operate a beach front eating establishment in Goa, India. We had applied for permission to erect and operate one beach shack in 2012 but were not successful. We have no further funds available to proceed forward and therefore we do not plan to re-apply before 2013 season and based on the present trend, it is unlikely that we will be successful.

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

Plan of Operation

About Our Company

Our plan of operation was to operate beach front eating establishments on the beaches on Goa, India that are commonly referred to as “beach shacks”. A beach shack is akin to a restaurant and is a part of the food and beverage sector of the tourism industry and predominately caters to tourists to the State of Goa, India.  We applied for permission from the Tourism Department, Government of State of Goa, to erect and operate a temporary shack at Velludo beach in Benaulim, South Goa, with a view to expanding operations over time.  We were not successful with each of our applications.

Our priority is to survive as a company.  Investors must be aware that we do not have sufficient capital to independently finance our own plans.

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

On September 9, 2013, we entered into asset purchase agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business. A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant. The assets that we have agreed to acquire are used in conjunction with the production, marketing, and sale of the crop surfactant currently sold under the name "AgriBoost".

7 | Page

Pursuant to the agreement with Mr. Fewer, we have agreed to acquire a 100% in the intellectual property described in the United States provisional patent application number 61858203 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern. The agreement contemplates that we will incorporate a wholly-owned subsidiary company that will hold these assets and conduct operations. In order to acquire the assets from Mr. Fewer, we will be obligated to complete a forward split of our common stock such that every share of pre-split common stock shall be exchanged for 25 post-split shares of common stock; issue 12.5 million shares of our post-split common stock to Mr. Fewer; and execute a consulting agreement with Mr. Fewer whereby he will receive $7,000 per month in consideration of him providing his full-time management services to us. The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations. Closing of the asset purchase agreement is also subject to us changing our name to "AgriBoost, Inc." or such other name acceptable to Mr. Fewer. In addition, at closing, Mr. Fewer will be appointed as a director in place of our current director, Ms. Maria Fernandes.

We have also entered into an agreement with Mr. Moseley whereby we have agreed to acquire certain equipment used in conjunction with the production, marketing of AgriBoost. In consideration of Mr. Moseley transferring title of these assets to us, we have agreed to issue 5,000,000 post-split shares of our common stock to him at closing. We have also executed a consulting agreement with Mr. Moseley whereby he will receive $5,000 per month in consideration of him providing his full-time services to us. As with Mr. Fewer's consulting agreement, Mr. Moseley's agreement will become effective on the date that we raise a minimum of $500,000 for operations. The agreement recognizes that Mr. Moseley has been involved in the sale of surfactants prior to the date of the agreement and that he shall maintain the right to sell AgriBoost to 94 existing clients and profit exclusively from sales to them.

We have also entered into an easement agreement with Joseph Fewer and Denise Fewer whereby they have agreed to grant to us the right to use a portion of their farm located in Aylmer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgriBoost. In consideration of the easement, we have agreed to issue to the Fewer an aggregate of 2,500,000 post-split shares of our common stock. The initial term of the easement is three years.

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

Results of Operations

We did not earn any revenues for the three months ended August 31, 2013 and from inception on May 19, 2010 to August 31, 2013. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from sales in our beach shack.

For the three months ended August 31, 2013, we have incurred total operating expenses in the amount of $4,968 which mainly comprises of professional fees totaling $4,000 and general and administrative expenses totaling $968. For the three months ended August 31, 2012 we incurred total operating expenses in the amount of $12,779 which mainly comprises of professional fees totaling $4,500 and general and administrative expenses totaling $8,279.

We incurred total operating expenses in the amount of $72,695 from inception on May 19, 2010 through August 31, 2013. These operating expenses comprised of professional fees totaling $32,314 and general administrative expenses totaling $40,381.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

8 | Page

Liquidity and Capital Resources

As at August 31, 2013, we had a cash balance of $55.

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

9 | Page

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

On September 9, 2013, we entered into asset purchase agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business. A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant. The assets that we have agreed to acquire are used in conjunction with the production, marketing, and sale of the crop surfactant currently sold under the name "AgriBoost". Closing of the asset purchase agreement is also subject to us changing our name to "AgriBoost, Inc." or such other name acceptable to Mr. Fewer. In addition, at closing, Mr. Fewer will be appointed as a director in place of our current director, Ms. Maria Fernandes. We have also entered into an agreement with Mr. Moseley whereby we have agreed to acquire certain equipment used in conjunction with the production, marketing of AgriBoost. We have also entered into an easement agreement with Joseph Fewer and Denise Fewer whereby they have agreed to grant to us the right to use a portion of their farm located in Aylmer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgriBoost.

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
Date: October 3, 2013

By: /s/ Maria Fernandes
Maria Fernandes
Principal Executive Officer
Principal Financial Officer and Director

12 | Page