Form 10-Q
period 2013-11-30
GroGenesis, Inc.
filed 2014-01-17
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2013

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File No. 333-168337


                                GroGenesis, Inc.
        (Exact Name of Small Business Issuer as specified in its charter)

           Nevada                                                42-1771870
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

                                H. 16/B, Adsulim,
                           Benaulim, Goa, India 403716
                    (Address of principal executive offices)

    Registrant's telephone number, including area code: 011-91-95-27-46-38-77

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

135,000,000 shares of registrant's common stock, $0.001 par value, were outstanding at January 8, 2014. Registrant has no other class of common equity.

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Balance Sheets

                                                               November 30, 2013       May 31, 2013
                                                               -----------------       ------------
                                                                      $                      $
                                                                 (unaudited)
ASSETS

Current assets
  Cash                                                                     31                9,473
                                                                   ----------           ----------
Total current assets                                                       31                9,473
                                                                   ----------           ----------

Total assets                                                               31                9,473
                                                                   ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                              3,990                2,300
  Advance                                                              21,750               23,900
                                                                   ----------           ----------

Total current liabilities                                              21,750               26,200
                                                                   ----------           ----------

Total liabilities                                                      21,750               26,200
                                                                   ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.001 par value, 200,000,000 authorized,
   135,000,000 issued and outstanding (post-split) as of
   November 30, 2013 and May 31, 2013                                 135,000              135,000
  Additional paid-in capital (deficiency)                             (84,000)             (84,000)
  Deficit accumulated during the development stage                    (76,709)             (67,727)
                                                                   ----------           ----------
Total stockholders' equity (deficit)                                  (25,709)             (16,727)
                                                                   ----------           ----------

Total liabilities and stockholders' equity (deficit)                       31                9,473
                                                                   ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)


                                                                                                            Period From
                                           For the Three Months Ended        For the Six Months Ended       May 19, 2010
                                                   November 30,                     November 30,          (inception) to
                                          ----------------------------     ----------------------------     November 30,
                                              2013            2012             2013            2012            2013
                                          ------------    ------------     ------------    ------------    ------------
                                                $               $                $               $               $
Expenses
  General and administrative                     2,014          11,867            2,982          20,146          42,395
  Professional fees                              2,000           2,000            6,000           6,500          34,314
                                          ------------    ------------     ------------    ------------    ------------

Net loss                                        (4,014)        (13,867)          (8,982)        (26,646)        (76,709)
                                          ============    ============     ============    ============    ============

Net loss per share - basic and diluted           (0.00)          (0.00)           (0.00)          (0.00)
                                          ============    ============     ============    ============

Weighted average shares outstanding -
 basic and diluted (post-split)            135,000,000     135,000,000      135,000,000     117,295,075
                                          ============    ============     ============    ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                                                    Period From
                                                                For the Six Months Ended            May 19, 2010
                                                                       November 30,               (inception) to
                                                               ---------------------------          November 30,
                                                                 2013               2012               2013
                                                               --------           --------           --------
                                                                  $                  $                  $
Cash flows from operating activities
  Net loss                                                       (8,982)           (26,646)           (76,709)
  Adjustments to reconcile to net
   cash used in operating activities:
  Change in operating assets and liabilities
    Increase  in prepaid expenses                                    --                 --                 --
     Increase in accounts payables and accrued liabilities        1,690               (857)             3,990
                                                               --------           --------           --------
Net cash used In operating activities                            (7,292)           (27,503)           (72,719)
                                                               --------           --------           --------
Cash flows from financing activities
  Proceeds from common stock issued for cash                         --             32,000             51,000
  Proceeds from advances from related parties                    (2,150)                --             21,750
                                                               --------           --------           --------
Net cash provided by financing activities                        (2,150)            32,000             72,750
                                                               --------           --------           --------

Net increase (decrease) in cash                                  (9,442)             4,497                 31

Cash - beginning of period                                        9,473                950                 --
                                                               --------           --------           --------

Cash - end of period                                                 31              5,447                 31
                                                               ========           ========           ========
Supplemental cash flow information:

Cash paid for:
  - Interest                                                         --                 --                 --
  - Income tax                                                       --                 --                 --
                                                               --------           --------           --------


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Notes to the financial statements
November 30, 2013
(Unaudited)


Note 1: Nature and Continuance of Operations

GroGenesis, Inc. (the "Company") was incorporated in the state of Nevada on May 19, 2010 ("Inception") and is in the development stage. The Company was formed to become an operator of a beach shack in the State of Goa, India.

On September 9, 2013, the Company entered into asset purchase agreements whereby the Company agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business. The assets to be acquired are used in conjunction with the production, marketing, and sale of the crop surfactant to be sold under the name "GroGenesis". Effective November 1, 2013, the Company changed its name to GroGenesis, Inc.. The Company present president, Maria Fernandes, will resign on closing. In addition, the Company has entered into an easement agreement whereby it will be granted the right to use a portion of a farm located in Aylmer, Ontario, Canada for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of GroGenesis.

In accordance with Accounting Standards Codification ("ASC") 915, the Company is considered to be in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

Note 2: Basis of Presentation

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2013 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 29, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $76,709 as at November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

Note 4: Advance

As at November 30, 2013 the Company owed $21,750 to an associate of the Company's management. The advance is unsecured, payable on demand and non-interest bearing.

Note 5: Capital Stock

Effective November 1, 2013, the number of common shares authorized that may be issued by the Company increased from 75,000,000 common shares to 200,000,000 common shares with a par value of $0.001 per share.

During the period ended November 30, 2010, the Company issued 95,000,000 (3,800,000 pre-split) shares of common stock for total cash proceeds of $19,000 to the Company's sole director and officer.

The Company became a reporting company on June 27, 2012 and on August 21, 2012, the Company completed the sale of 40,000,000 (1,600,000 pre-split) common shares at the price of $0.0008 ($0.02 pre-split) per share for total proceeds of $32,000.

Effective November 1, 2013, the Company completed a 25:1 forward split of the Company's issued and outstanding common stock. Every one share of common stock issued and outstanding prior to the split was exchanged for 25 post-split shares of common stock.

As of November 30, 2013 the Company had 135,000,000 shares of common stock issued and outstanding.

Note 6: Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended November 30, 2013, the Company did not have any material recognizable subsequent events except that the Company completed a private placement of its common stock consisting of the sale of 300,000 shares at a price of $0.35 for proceeds of $105,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (May 9, 2010) to November 30, 2013 and the three months ended November 30, 2013, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

OVERVIEW

Lisboa Leisure, Inc. was incorporated in the State of Nevada on May 19, 2010. Our offices are located at the premises of our President, Maria Fernandes, who provides such space to us on a rent-free basis at H 16/B, Adsulim, Benaulim, Goa, India.

We are a company with no revenue to date and minimum operations and assets. Our business plan was to attempt to operate a beach front eating establishment in Goa, India. We had applied for permission to erect and operate one beach shack in 2012, but were not successful. We have no further funds available to proceed forward with this business plan and therefore we do not plan to re-apply before 2014 season. Based on the present trend, it is unlikely that we will be successful.

The Company became a reporting company on June 27, 2012 and had filed a prospectus that relates to the offering by the Company of a total of 40,000,000 (1,600,000 pre-split) shares of our common stock on a "self-underwritten" basis at a fixed price of $0.0008 ($0.02 pre-split) per share. During the period ended November 30, 2012, the Company completed the sale of 40,000,000 (1,600,000 pre-split) common shares at the price of a $0.0008 ($0.02 pre-split) per share for total proceeds of $32,000. We will require additional funding in order to pursue our business objectives and there is no guarantee that we will be successful in this regard.

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

PLAN OF OPERATION

ABOUT OUR COMPANY

Our plan of operation was to operate beach front eating establishments on the beaches on Goa, India that are commonly referred to as "beach shacks". A beach shack is akin to a restaurant and is a part of the food and beverage sector of the tourism industry and predominately caters to tourists to the State of Goa, India. We applied for permission from the Tourism Department, Government of State of Goa, to erect and operate a temporary shack at Velludo beach in Benaulim, South Goa, with a view to expanding operations over time. We were not successful with each of our applications.
Our priority is to survive as a company. Investors must be aware that we do not have sufficient capital to independently finance our own plans.

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

On September 9, 2013, we entered into asset purchase agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business. A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant. The assets that we have agreed to acquire are used in conjunction with the production, marketing, and sale of the crop surfactant currently sold under the name "AgriBurst", which was formerly known as "Agriboost".

Pursuant to the agreement with Mr. Fewer, we have agreed to acquire a 100% in the intellectual property described in the United States provisional patent application number 61858203 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern. The agreement contemplates that we will incorporate a wholly-owned subsidiary company that will hold these assets and conduct operations. In order to acquire the assets from Mr. Fewer, we will be obligated to complete a forward split of our common stock such that every share of pre-split common stock shall be exchanged for 25 post-split shares of common stock; issue 12.5 million shares of our post-split common stock to Mr. Fewer; and execute a consulting agreement with Mr. Fewer whereby he will receive $7,000 per month in consideration of him providing his full-time management services to us. The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations. Closing of the asset purchase agreement is also subject to us changing our name to GroGenesis, Inc.", which has been completed. In addition, at closing, Mr. Fewer will be appointed as a director in place of our current director, Ms. Maria Fernandes.

We have also entered into an agreement with Mr. Moseley whereby we have agreed to acquire certain equipment used in conjunction with the production, marketing of AgriBurst. In consideration of Mr. Moseley transferring title of these assets to us, we have agreed to issue 5,000,000 post-split shares of our common stock to him at closing. We have also executed a consulting agreement with Mr. Moseley whereby he will receive $5,000 per month in consideration of him providing his full-time services to us. As with Mr. Fewer's consulting agreement, Mr. Moseley's agreement will become effective on the date that we raise a minimum of $500,000 for operations. The agreement recognizes that Mr. Moseley has been involved in the sale of surfactants prior to the date of the agreement and that he shall maintain the right to sell AgriBurst to 94 existing clients and profit exclusively from sales to them.

We have also entered into an easement agreement with Joseph Fewer and Denise Fewer whereby they have agreed to grant to us the right to use a portion of their farm located in Aylmer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgriBurst. In consideration of the easement, we have agreed to issue to the Fewer an aggregate of 2,500,000 post-split shares of our common stock. The initial term of the easement is three years. Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10K and Form 10Qs. On December 28, 2012, our application with FINRA to list our common stock on the Over-the-Counter Bulletin Board was approved and our stock is quoted under the symbol "LISB". In connection with our recent name change to "GroGenesis, Inc.", our stock symbol has changed to "GROG".

The shareholders may read and copy any material filed by us with the SEC at the SEC's Public Reference Room at 100 F Street N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov.

RESULTS OF OPERATIONS

We did not earn any revenues for the three months ended November 30, 2013 and from inception on May 19, 2010 to November 30, 2013. We do not expect to realize any revenues until we are able to secure additional funds and execute our business plan. Our revenue will be generated from sales in our beach shack.

For the three months ended November 30, 2013, we have incurred total operating expenses in the amount of $4,014 which mainly comprises of professional fees totaling $2,000 and general and administrative expenses totaling $2,104. For the three months ended November 30, 2012 we incurred total operating expenses in the amount of $13,867 which mainly comprises of professional fees totaling $2,000 and general and administrative expenses totaling $11,867.

For the six months ended November 30, 2013, we have incurred total operating expenses in the amount of $8,982 which mainly comprises of professional fees totaling $6,000 and general and administrative expenses totaling $2,982. For the six months ended November 30, 2012 we incurred total operating expenses in the amount of $26,646 which mainly comprises of professional fees totaling $6,500 and general and administrative expenses totaling $20,146.

We incurred total operating expenses in the amount of $76,709 from inception on May 19, 2010 through November 30, 2013. These operating expenses comprised of professional fees totaling $34,314 and general administrative expenses totaling $42,395.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2013, we had a cash balance of $31.

If additional funds become required, the additional funding will come from either advances from associates of our President or equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We have verbal commitments from associates of our Company's that they will advance $30,000 over the next twelve months.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     *    our ability to raise additional funding;
     * our ability to complete the acquisition of the Agriburst intellectual property; and
     * if we are successful in acquiring the Agriburst assets, being able to generate sufficient sales of Agriburst in order to realize a profit;

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

GOING CONCERN CONSIDERATION

The report of our independent registered public accounting firm for the period ended May 31, 2013 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2014. Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

FORWARD LOOKING STATEMENTS

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company currently is not a party to any legal proceedings and, to the Company's knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION

On September 9, 2013, we entered into asset purchase agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business. A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant. The assets that we have agreed to acquire are used in conjunction with the production, marketing, and sale of the crop surfactant currently sold under the name "AgriBurst". Closing of the asset purchase agreement is also subject to us changing our name to "GroGenesis, Inc.", which was completed during the quarter. In addition, at closing, Mr. Fewer will be appointed as a director in place of our current director, Ms. Maria Fernandes. We have also entered into an agreement with Mr. Moseley whereby we have agreed to acquire certain equipment used in conjunction with the production, marketing of AgriBurst. We have also entered into an easement agreement with Joseph Fewer and Denise Fewer whereby they have agreed to grant to us the right to use a portion of their farm located in Aylmer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgriBurst.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit
Number                        Description of Exhibit
------                        ----------------------
31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 GroGenesis, Inc.

                                 Date: January 14, 2014


                                 By: /s/ Maria Fernandes
                                 ----------------------------------------
                                 Maria Fernandes
                                 Principal Executive Officer
                                 Principal Financial Officer and Director