Form 10-Q
period 2014-02-28
GroGenesis, Inc.
filed 2014-04-22
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2014

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

                     Highway 79 North, Springville, TN 38256
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 855-691-4764

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

81,430,000 shares of registrant's common stock, $0.001 par value, were outstanding at April 21, 2014. Registrant has no other class of common equity.

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
February 28, 2014

                                                                          Index
                                                                          -----

Balance Sheets............................................................  3

Statements of Operations..................................................  4

Statements of Cash Flows..................................................  5

Notes to the Financial Statements.........................................  6

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

                                                                        February 28,              May 31,
                                                                            2014                   2013
                                                                        ------------           ------------
                                                                        (unaudited)
ASSETS

Current Assets
  Cash                                                                  $     30,997           $      9,473
  Prepaid expense                                                              8,400                     --
                                                                        ------------           ------------
Total Current Assets                                                          39,397                  9,473

Prepaid expense                                                               12,600                     --
Property, plant and equipment                                                167,997                     --
Intangible assets                                                          1,348,361                     --
                                                                        ------------           ------------

Total Assets                                                            $  1,568,355           $      9,473
                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                              $     26,269           $      2,300
  Related party payables                                                      15,055                     --
  Advance                                                                     21,750                 23,900
                                                                        ------------           ------------

Total Liabilities                                                             63,074                 26,200
                                                                        ------------           ------------
Stockholders' Deficit
  Common stock, 200,000,000 shares authorized, $0.001 par value;
   81,430,000 shares and 135,000,000 shares issued and outstanding
   as of February 28, 2014 and May 31, 2013, respectively                     81,430                135,000
  Additional paid-in capital (deficiency)                                  1,605,600                (84,000)
  Deficit accumulated during the development stage                          (181,749)               (67,727)
                                                                        ------------           ------------
Total Stockholders' Equity (Deficit)                                       1,505,281                (16,727)
                                                                        ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                    $  1,568,355           $      9,473
                                                                        ============           ============

                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)

                                   For the           For the           For the           For the           Period From
                                 Three Months      Three Months      Nine Months       Nine Months         May 19, 2010
                                    Ended             Ended             Ended             Ended       (Date of Inception) to
                                 February 28,      February 28,      February 28,      February 28,        February 28,
                                     2014              2013              2014              2013                2014
                                 ------------      ------------      ------------      ------------        ------------
Expenses
  Consulting fees                $     44,000      $         --      $     44,000      $         --        $     44,000
  Depreciation                          1,532                --             1,532                --               1,532
  General and administrative           50,202            14,006            53,184            34,152              92,597
  Professional fees                     9,306             2,000            15,306             8,500              43,620
                                 ------------      ------------      ------------      ------------        ------------
Total Expenses                        105,040            16,006           114,022            42,652             181,749
                                 ------------      ------------      ------------      ------------        ------------

Net Loss                         $   (105,040)     $    (16,006)     $   (114,022)     $    (42,652)       $   (181,749)
                                 ============      ============      ============      ============        ============
Net Loss Per Share - Basic
 and Diluted                     $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                 ============      ============      ============      ============

Weighted Average Shares
 Outstanding                      122,715,000       135,000,000       130,950,000       123,132,000
                                 ============      ============      ============      ============


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

                                                       For the                For the              Period From
                                                     Nine Months            Nine Months            May 19, 2010
                                                        Ended                  Ended          (Date of Inception) to
                                                     February 28,           February 28,           February 28,
                                                         2014                   2013                   2014
                                                     ------------           ------------           ------------
Cash Flows Used in Operating Activities
  Net loss                                           $   (114,022)          $    (42,652)          $   (181,749)
  Adjustments to reconcile to net cash
   used in operating activities:
     Depreciation                                           1,532                     --                  1,532
  Changes in operating assets and liabilities:
     Prepaid expenses                                       4,200                     --                  4,200
     Accounts payable and accrued liabilities              17,709                     --                 20,009
     Related party payables                                15,055                     --                 15,055
                                                     ------------           ------------           ------------
Net Cash Used In Operating Activities                     (75,526)               (42,652)              (140,953)
                                                     ------------           ------------           ------------
Cash Flows Used in Investing Activities
  Purchase of property, plant and equipment               (45,000)                    --                (45,000)
                                                     ------------           ------------           ------------
Net Cash Used in Investing Activities                     (45,000)                    --                (45,000)
                                                     ------------           ------------           ------------
Cash Flows from Financing Activities
  Proceeds from common stock issued for cash              150,500                 32,000                201,500
  Finders fees paid                                        (6,300)                    --                 (6,300)
  Proceeds from advances from related parties                  --                 10,000                 23,900
  Repayment of advances to related parties                 (2,150)                    --                 (2,150)
                                                     ------------           ------------           ------------
Net Cash Provided by Financing Activities                 142,050                 42,000                216,950
                                                     ------------           ------------           ------------

Increase (Decrease) in Cash                                21,524                   (652)                30,997

Cash - Beginning of Period                                  9,473                    950                     --
                                                     ------------           ------------           ------------

Cash - End of Period                                 $     30,997           $        298           $     30,997
                                                     ============           ============           ============

Supplementary Information:
  Interest paid                                      $         --           $         --           $         --
                                                     ============           ============           ============
  Income taxes paid                                  $         --           $         --           $         --
                                                     ============           ============           ============
Non-cash Investing and Financing Activities:
  Common stock issued for acquisition of assets         1,466,630                     --              1,466,630
  Common stock issued for prepaid expenses                 25,200                     --                 25,200


                 (The accompanying notes are an integral part of
                    these consolidated financial statements)

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2014
(unaudited)

NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS

GroGenesis, Inc. (the "Company") was incorporated in the state of Nevada on May 19, 2010 ("Inception") and is in the development stage. The Company was formed to become an operator of a beach shack in the State of Goa, India.

On September 9, 2013, the Company entered into two asset purchase agreements whereby the Company agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business. The agreements closed on February 7, 2014. The assets acquired are used in conjunction with the production, marketing, and sale of the crop surfactant to be sold under the name "AgriBurst". Effective November 1, 2013, the Company changed its name to GroGenesis, Inc. The Company's former president, Maria Fernandes, resigned on closing. In addition, the Company has entered into an easement agreement whereby it was granted the right to use a portion of a farm located in Aylmer, Ontario, Canada for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgriBurst.

In accordance with Accounting Standards Codification ("ASC") 915, the Company is considered to be in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not yet commenced manufacturing and selling Agriburst in commercial quantities.

NOTE 2: BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2013 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 29, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2014.

NOTE 3: GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $181,749 as at February 28, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.

NOTE 4: ADVANCE

As at February 28, 2014 the Company owed $21,750 to an associate of the Company's management. The advance is unsecured, payable on demand and non-interest bearing.

NOTE 5: CAPITAL STOCK

Effective November 1, 2013, the number of common shares authorized that may be issued by the Company increased from 75,000,000 common shares to 200,000,000 common shares with a par value of $0.001 per share.

GroGenesis, Inc.
(Formerly Lisboa Leisure, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2014
(unaudited)

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

During the period ended February 28, 2014, the Company issued 430,000 (17,200 pre-split) shares of common stock at $0.35 per share for total gross proceeds of $150,500. The Company paid finders fees of $6,300.

During the period ended February 28, 2014, the Company issued 17,500,000 (700,000 pre-split) shares of common stock at a fair value of $1,466,630 pursuant to the two asset purchase agreements signed on September 9, 2013.

During the period ended February 28, 2014, the Company issued 2,500,000 (100,000 pre-split) shares of common stock at a fair value of $25,200 pursuant to the easement agreement signed on September 9, 2013.

During the period ended February 28, 2014, the former president of the Company returned 74,000,000 (2,960,000 pre-split) shares of common stock to treasury.

As of February 28, 2014 the Company had 81,430,000 shares of common stock issued and outstanding.

NOTE 6: COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 (500,000 pre-split) shares of restricted common stock. In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the President of the Company whereby he will receive $7,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant. The agreement was closed on February 7, 2014. In consideration, the Company issued 5,000,000 (200,000 pre-split) shares of restricted common stock. In addition, the Company also agreed to execute a consulting agreement with the seller whereby he will receive $5,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations.

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the Plant Surfactant for an initial term of 3 years. In consideration, the Company issued 2,500,000 (100,000 pre-split) shares of restricted common stock.

NOTE 7: SUBSEQUENT EVENTS

On March 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Operations Officer (the "COO") whereby the Company agreed to pay the COO $2,500 per month.

On March 1, 2014, the Company entered into a Consulting Agreement whereby the Company agreed to pay the consultant $2,500 per month.

Subsequent to February 28, 2014, the Company signed a Consulting Agreement with the Company's Chief Financial Officer (the "CFO") whereby the Company agreed to $2,500 per month. The agreement will be effective on June 1, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from the period ended February 28, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

OVERVIEW

GroGenesis, Inc. (formerly Lisboa Leisure, Inc.). was incorporated in the State of Nevada on May 19, 2010. Our offices are located at Highway 79 North, Springville, Tennessee.

We are a company with no revenue to date. Our business plan was originally to attempt to operate a beach front eating establishment in Goa, India. We had applied for permission to erect and operate one beach shack in 2012, but were not successful. We have no further funds available to proceed forward with this business plan and therefore we do not plan to re-apply before 2014 season.

We became a United States reporting company on June 27, 2012 and had filed a prospectus relating to the offering of a total of 40,000,000 (1,600,000 pre-split) shares of our common stock on a "self-underwritten" basis at a fixed price of $0.0008 ($0.02 pre-split) per share. During the period ended November 30, 2012, we completed the sale of 40,000,000 (1,600,000 pre-split) common shares at the price of a $0.0008 ($0.02 pre-split) per share for total proceeds of $32,000. We will require additional funding in order to pursue our business objectives and there is no guarantee that we will be successful in this regard.

We are a development stage company and since inception, we have not generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills.

PLAN OF OPERATION

ABOUT OUR COMPANY

During the quarter, we completed the purchase of certain assets pursuant to agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee whereby we acquired certain assets necessary for the operation of a plant growth surfactant manufacture and sales business under the name "Agriburst". A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant.

Pursuant to the agreement with Mr. Fewer, we acquired a 100% interest in the intellectual property described in the United States provisional patent application number 61858203 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern. In consideration of the assets we purchased from Mr. Fewer, we issued 12.5 million shares of our post-split common stock to him and executed a consulting agreement with him whereby he will receive $7,000 per month in consideration of him providing his full-time management services to us. The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations. In connection with the acquisition, Mr. Fewer was appointed as our director in place of Ms. Maria Fernandes.

We have also completed the purchase of certain equipment used in conjunction with the production, marketing of AgriBurst from Mr. Moseley. In consideration of Mr. Moseley transferring title of these assets to us, we issued 5,000,000 post-split shares of our common stock to him. We have also executed a consulting agreement with Mr. Moseley whereby he will receive $5,000 per month in consideration of him providing his full-time services to us.

We have also entered into an easement agreement with Joseph Fewer and Denise Fewer whereby they have agreed to grant to us the right to use a portion of their farm located in Aylmer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgriBurst. In consideration of the easement, we issued 2,500,000 post-split shares of our common stock to Mr. and Mrs. Fewer. The initial term of the easement is three years.

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

RESULTS OF OPERATIONS

We did not earn any revenues for the three months ended February 28, 2014 or from our inception on May 19, 2010 to February 28, 2014.

For the three months ended February 28, 2014, we incurred total operating expenses in the amount of $105,040, which consisted of general and administration fees of $50,202, consulting fees of $44,000, professional fees of $9,306, and depreciation expense of $1,532. For the three months ended February 28, 2013, we incurred total operating expenses in the amount of $16,006, which consisted of $14,006 in general and administrative fees, as well as $2,000 in professional fees. The increase in total expenses in the current fiscal year is a result of costs incurred in connection with our acquisition of the Agriburst assets and our commencement of operations in a new business segment.

For the nine months ended February 28, 2014, we incurred total operating expenses in the amount of $114,022, which consisted of general and administration fees of $53,184, consulting fees of $44,000, professional fees of $15,306, and depreciation expense of $1,532. For the nine months ended February 28, 2013, we incurred total operating expenses in the amount of $42,652, which consisted of $34,152 in general and administrative fees, as well as $8,500 in professional fees.

We have incurred total operating expenses in the amount of $181,749 from inception on May 19, 2010 through February 28, 2014. These operating expenses consist of $92,597 in general and administrative expenses, $44,000 in consulting fees, $43,620 in professional fees, and $1,532 in depreciation expense.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2014, we had a cash balance of $30,997.

If additional funds become required, the additional funding will come from either advances from director or shareholder loans, or equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     *    our ability to raise additional funding;
     * our ability to commercially develop the Agriburst intellectual property; and
     * being able to generate sufficient sales of Agriburst in order to realize a profit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our recent issuances of unregistered equity securities were disclosed in our current report on Form 8-K filed with the U.S Securities and Exchange Commission on February 10, 2014.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

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

                                 Date: April 21, 2014

                                 GroGenesis, Inc.


                                 By: /s/ Joseph Fewer
                                    ----------------------------------------
                                    Joseph Fewer
                                    Principal Executive Officer
                                    Principal Financial Officer and Director