Form 10-Q/A
period 2014-02-28
GroGenesis, Inc.
filed 2014-04-24
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                                 Date: April 24, 2014

                                 GroGenesis, Inc.


                                 By: /s/ Joseph Fewer
                                    ----------------------------------------
                                    Joseph Fewer
                                    Principal Executive Officer
                                    Principal Financial Officer and Director