Form 10-K
period 2014-05-31
GroGenesis, Inc.
filed 2014-10-07
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the year ended May 31, 2014
                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File No. 333-168337

                                GROGENESIS, INC.
        (Exact Name of Small Business Issuer as specified in its charter)

            Nevada                                               42-1771870
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

                                Highway 79 North
                              Springville, TN 38256
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
$14,346,500.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 81,490,000 shares of common stock issued and outstanding as of September 26, 2014.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

PART 1
Item 1     Description of Business                                            3
Item 1A    Risk Factors                                                       7
Item 1B    Unresolved Staff Comments                                          7
Item 2     Properties                                                         7
Item 3     Legal Proceedings                                                  7
Item 4     Mine Safety Disclosures                                            7

PART II
Item 5     Market for Registrant's Common Equity , Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  8
Item 6     Selected Financial Data                                            9
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9
Item 7A    Quantitative and Qualitative Disclosure of Market Risk            10
Item 8     Financial Statements and Supplementary Data                       11
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                          11
Item 9A(T) Controls and Procedures                                           11
Item 9B    Other Information                                                 12

PART III
Item 10.   Directors, Executive Officers and Corporate Governance            13
Item 11    Executive Compensation                                            15
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   17
Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                      17

PART IV
Item 14    Principal Accountant Fees and Services                            18
Part 15    Exhibits, Financial Statements and Schedules                      19

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like:
"believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors.

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

In this reports, "GroGenesis", "the Company," "we," "us," and "our," refer to GroGenesis, Inc., unless the context otherwise requires. Unless otherwise indicated, the term "fiscal year" refers to our fiscal year ending May 31, 2014. Unless otherwise indicated, the term "common stock" refers to shares of the Company's common stock, par value $0.001 per share.

                                     PART I

ITEM 1. BUSINESS

PRIOR OPERATIONS

We were incorporated pursuant to the laws of Nevada on May 19, 2010. Our intended plan of operation was to operate beach front eating establishments on the beaches on Goa, India. However, due to difficulties in raising additional funds to cover our planned operations and obtaining the necessary permits to operate beach shacks, prior management decided to discontinue operations in the sector.

GROGENESIS PLANT STIMULANT BUSINESS

During the fiscal year ended May 31, 2014, we commenced business operations in the agricultural and environmental sectors through the acquisition of the assets relating to the natural blend of plant extracts that is used as a liquid plant growth enhancer, known as Agraburst crop surfactant formula SURF0107 ("Agraburst"). A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant.

On September 9, 2013, we entered into an asset purchase agreements with Joseph Fewer of Aylmer, Ontario and Stephen Moseley of Paris, Tennessee, whereby we agreed to acquire all rights, title, and interest in and to the assets relating Agraburst. In consideration of Joseph Fewer selling the intellectual property comprising Agraburst to us, including the technology described in the United States provisional patent application number 61/897,584- "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern, we issued to Mr. Fewer 12,500,000 post forward-split common shares in our capital. The agreement also required that we complete a forward split of our common stock such that 25 new shares of common stock are exchanged for each currently issued share of common stock outstanding, and that 74,000,000 shares of post-forward-split common stock held by our former president be returned to treasury. We completed this forward-split on November 1, 2013. We have also executed a consulting agreement with Mr. Fewer whereby he will provide his full-time management services to us in consideration of payments of $7,000 per month. The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations.

We also entered into an agreement with Mr. Moseley on September 9, 2013 whereby we agreed to acquire certain equipment used in conjunction with the production, sales, and marketing of Agraburst. In consideration of Mr. Moseley transferring title of these assets to us, we have issued 5,000,000 post-split shares of our common stock to him. We have also executed a consulting agreement with Mr. Moseley whereby he will receive $5,000 per month in consideration of him providing his full-time services to us. As with Mr. Fewer's consulting agreement, Mr. Moseley's agreement will become effective on the date that we raise a minimum of $500,000 for operations. The agreement recognizes that Mr. Moseley has been involved in the sale of surfactants prior to the date of the agreement and that he shall maintain the right to sell Agraburst to 53 existing clients and profit exclusively from sales to them.

We also entered into an easement agreement with Joseph Fewer and Denise Fewer whereby they have agreed to grant to us the right to use a portion of their farm located in Alymer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of Agraburst. In consideration of the easement, we have issued to the Fewers an aggregate of 2,500,000 post-split shares of our common stock. The initial term of the easement is three years.

We completed the purchase of the assets necessary for the operation of the Agraburst plant growth surfactant manufacture and sales business on February 7, 2014.

AGRABURST PRODUCT

Agraburst consists of a blend of predominantly natural plant extracts, or phytochemicals, that are naturally-derived, non-toxic, carcinogen-free, and biodegradable. It is a foliar-feed liquid growth enhancer that aids efficient nutrient and water uptake in plants. Foliar feeding involves applying AgraBurst directly to plant foliage, which then absorbs it. Agraburst can be used alone or tank-mixed with most liquid fertilizers, herbicides, pesticides, and fungicides in order to increase their effectiveness. It can also be utilized as a wash for fruits and vegetables, and as a cleaner for garden and lawn sprayers, field-sized sprayers, and agricultural tanks.

Agraburst is designed to work as a cation exchange stimulant that penetrates plant foliage and roots in order to enhance photosynthesis and higher brix levels. The brix level is the percentage of solids, particularly sugar and minerals, present in the plant. A high brix level is an indication that the plant has been grown with sufficient nutrients and water. Minute particles in Agraburst increase the speed of nutrient transport within a plant and can carry other blended products into plant leaves.

The small particles within Agraburst have very close to a neutral electrical charge, which allows them to form light bonds with the hydrogen atoms in water, which results in a reduction in water's natural surface tension. As a result, Agraburst acts akin to a lubricant that keeps water flowing and transporting nutrients within a plant with little resistance. This promotes higher efficiency of water and nutrient uptake in a plant. The resulting higher brix level in the plant better enables it to resist disease, insects, drought, and cold weather. It is also linked to better tasting food crops.

To date, Agraburst and predecessor product formulations have been sold to a small group of farming clients and tested in a variety of case studies that has resulted, amongst other benefits, in increased yield for corn, soybean, tobacco, canola, alfalfa, wheat, cabbage, cotton, corn silage, hay, tomatoes, and beans.

PRODUCT SAFETY

Because Agraburst ingredients are comprised of refined extracts that originate from tree oils and plants, it is considered to be environmentally friendly. It complies with the United States Occupational Safety and Health Administration's OSHA CFR - 1910.1200 Section (i) in that Agraburst contains no hazardous or toxic components. In addition, Agraburst is comprised solely of ingredients that are contained on the Food and Drug Administration's EAFUS list and are thus considered safe for use with food products. Additional tests performed at the Genetic ID testing facility in Fairfield, Iowa also confirmed that Agraburst is free of genetically modified organisms.

MARKET FOR THE PRODUCT

As consumers become increasingly concerned over the use of synthetic pesticides and fertilizers on food crops, the infiltration of harmful crop additives in soil and water supplies, and the availability of food products as reasonable prices, there is growing pressure on global farmers to provide safe food products for consumption without causing undue environmental harm. Because Agraburst is formulated to increase agricultural output without adverse health and environmental impacts, the potential market for the product is large. Our business plan is based on the premise that there will be increasing pressure on farmers to provide more agricultural products without increasing the amount of land cleared for farm use or creating environmental or health risks for society.

We intend to initially manufacture and distribute Agraburst in the United States and Canada with a view to expanding our market focus depending on our initial success.

Our Agraburst manufacturing facility is located in Paris, Tennessee, and has the capacity to produce approximately 100,000 gallons of Agraburst per month with existing equipment. Currently, it takes approximately six hours to produce a 3,000 gallon batch of Agraburst. It currently involves an exothermic process that involves ingredient mixing in large stainless steel tanks and then allowing the product to cool. Currently, Agraburst is sold to a small group of farmers and local cooperatives located primarily in Tennessee and Kentucky.

Our ability to market Agraburst in North America will be adversely impacted by the fragmented and competitive nature of the agriculture fertilizer and fertilizer enhancement industry. The sector includes large entities that produce fertilizers in massive quantities, as well as small, boutique manufacturers that produce fertilizers and growth enhancement products in small batches.

While the principal competitive factors in the sale of fertilizer enhancement products are crop output and product safety, pricing and availability of the product and geographic coverage are also critical. Most of our competitors have an established market for their products and greater financial resources and may be able to withstand sales or price decreases better than we will. We also expect to continue to face competition from new market entrants. We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

EXISTING COMPETITIVE PRODUCTS

While various companies offer commercial agricultural fertilizer products and fertilizer enhancements to farms and consumers, we are not aware of any direct competitors that offer a product that substantially increases yields that is also naturally-derived.

SALES AND MARKETING STRATEGY

Our proposed marketing strategy is to demonstrate to our potential end-use customers, principally commercial farmers, that Agraburst will increase their agricultural output. We intend to accomplish this through a combination of independent product testing through scientific trials and by allowing farmers to use Agraburst on a trial basis. We expect that our marketing strategy will be most successful if farmers are able to realize improvements in crop quality and yield on their own fields when they use Agraburst.

We intend to sell Agraburst through distribution arrangements with agricultural input distributors and agricultural supply stores. We are subject to the risk that large, high-profile, distributors could exert substantial pressure on us due to their size and the small contribution that our products would likely have to their financial success. Because of this difference in market influence, such distributors would have leverage over the pricing and promotion of Agraburst.

We hope to enter into agreements with both national and international distributors, though there is no guarantee that we will be successful in reaching such arrangements. While we attempt to establish these relationships, we will also directly market our product to farmers through a direct sales force, as well as offer Agraburst through a corporate website. If we decide to directly control product distribution, we will incur costs related to taking and processing product orders from retailers; shipping and warehousing costs; credit, collections, and in-house accounting fees.

EMERGING GROWTH COMPANY STATUS

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an "emerging growth company" under the Jumpstart Our Business Startups ("JOBS") Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

     1. on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

     2. on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

     3. on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

     4. the date on which such issuer is deemed to be a `large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto."

A "large accelerated filer" is an issuer that, at the end of its fiscal year, meets the following conditions:

     1. it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer's most recently completed second fiscal quarter;

     2. It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

     3. It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

     1. Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

     2. Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

     3. Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

     4. Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

     5. The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of
          Item 402 applicable to smaller reporting companies, regardless of the issuer's size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected under this section of the JOBS Act to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions relating to complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

GOVERNMENT REGULATION

While agricultural fertilizers, soil amendments, and related products are highly regulated at the state level in the United States, these regulations do not apply to Agraburst because it is a crop surfactant that is comprised of less than 3% active ingredients, which typically include potassium, nitrogen, and phosphorus. In Canada, where we intend to extend our marketing efforts, such active ingredients must constitute less than 5% of the surfactant product ingredient mix.

We anticipate that we will incur periodic testing costs in order to ensure that Agraburst qualifies as a crop surfactant and is not deemed to be a fertilizer or similarly regulated product that is subject to regulatory requirements. However, we do not anticipate that such testing costs will be material to our operations.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

The composition of our crop surfactant, Agraburst, is covered by provisional patent application number 61/897,584 - "Composition and Method for Enhancing Plant Growth" that was filed with the United States patent office on October 30, 2013.

Our product brand name, Agraburst, is covered by a U.S. Trademark Application Serial Number 86/092618, which was filed with the United States Trademark and Patent Office on October 16, 2013.

Otherwise, we do not own, either legally or beneficially, any patents or trademarks.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not spent any funds on research and development activities to date.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Our current operations are not subject to any environmental laws.

FACILITIES

Our Agraburst manufacturing facility is located in Paris, Tennessee, and has the capacity to produce approximately 100,000 gallons of Agraburst per month with existing equipment. The facility is currently leased under a 1-year rental agreement with Bradley Morley at the rate of $800 per month, which lease term expired on May 22, 2014 and now continues on a month-to-month basis until terminated by either party on written notice. Management believes that this facility's current production capacity is sufficient to satisfy customer demand for the foreseeable future. We will consider re-locating and/or expanding internationally to new manufacturing facilities in future based on sales fulfilment logistics concerns, alongside sales side requirements and economics.

Pursuant to our asset purchase agreement with Joseph Fewer, we also have an easement for a period of three years in a 10 acre portion of a hobby farm located in Aylmer, Ontario. The easement allows us to operate an agricultural surfactant testing and development facility on the land.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees.

ITEM 1A RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

Our Agraburst manufacturing facility is located in Paris, Tennessee, and has the capacity to produce approximately 100,000 gallons of Agraburst per month with existing equipment. The facility is currently leased under a rental agreement with Bradley Morley at the rate of $800 per month, which lease term continues on a month-to-month basis thereafter terminated by either party on written notice.

Pursuant to our asset purchase agreement with Joseph Fewer, we also have an easement for a period of three years in a 10-acre portion of a hobby farm located in Aylmer, Ontario. The easement allows us to operate an agricultural surfactant testing and development facility on the land.

Otherwise, we do not hold any interest in real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted for trading on the OTC Bulletin Board under symbol "GROG". However, during the fiscal year ended May 31, 2014, no trades of our common stock occurred through the facilities of the OTC Bulletin Board.

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

HOLDERS

As of the date of this annual report, we have approximately 40 registered shareholders holding 81,490,000 of our shares of common stock. Each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a company involved in the manufacturing, marketing, and sale of a natural blend of plant extracts that is used as a liquid plant growth enhancer, known as Agraburst. We commenced operations in this sector following our acquisition of various assets relating to Agraburst, which was completed in February 2014. Accordingly, we have been involved in this business sector for less than one year. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months. While we have acquired ownership of the formulation of Agraburst, including all related intellectual property rights, subsequent to our most recently completed fiscal year, there is still no assurance that our intended operations will be profitable on a long-term basis.

To meet our financing requirements, we anticipate raising funds through the sale of our equity. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to delay or suspend the expansion of our operations until we do raise the cash, or cease operations entirely.

PLAN OF OPERATION

Our plan of operation for the twelve month period following the date of this report is to establish facilities for the commercial manufacture of Agraburst, enter into distribution arrangements for the sale of Agraburst, and retain a sales force necessary for the direct marketing of Agraburst to commercial farmers in the United States and Canada.

We expect to incur the following costs in the next 12 months in connection with our goals:

Manufacturing facilities and equipment costs:              $  500,000
Sales and Marketing:                                       $  350,000
Product manufacturing costs:                               $  250,000
Consulting and distribution costs:                         $  200,000
Wages for sales force:                                     $  150,000
General and administrative costs:                          $   50,000
                                                           ----------
Total:                                                     $1,500,000
                                                           ==========

Total expenditures over the next 12 months are therefore expected to be approximately $1,500,000. Our ability to meet these objectives will be dependent on our ability to generate revenue from operations and to raise sufficient additional capital to expand operations. If we are unable to generate sufficient revenue or raise financing as required, we will delay our establishment and expansion of operations as necessary.

SOURCES AND USES OF CASH

At May 31, 2014, our current assets totaled $55,495 and consisted of $12,188 in cash, prepaid expenses of $18,900, accounts receivable of $19,000, and inventory recorded at $5,407. We will have to raise additional funds in the next twelve months in order to cover our anticipated administrative costs and costs of expanding our operations as outlined above. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. Any private placement of our common stock could result in substantial dilution to existing shareholders.

EVENTS, TRENDS AND UNCERTAINTIES

The development of our business will depend upon our success in selling Agraburst to commercial farmers. Our ability to generate revenue may be affected by events and trends such as general economic conditions, changes to farm subsidies, and competing products from existing and new companies in the same business.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2014

We earned $60,475 in revenue from the sale of Agraburst in the fiscal year ended May 31, 2014. All of this revenue was generated from operations in the fourth quarter of the fiscal year following our acquisition of the Agraburst assets and our commencement of commercial operations. Our cost of sales during the fiscal year was $10,253, resulting in gross profit from operations of $50,222.

We incurred operating expenses in the amount of $1,407,369 during the fiscal year. These operating expenses were comprised of an impairment loss on our Agraburst intangible assets of $1,107,101, general and administrative expenses of $138,094, professional fees of $72,220, consulting fees of $69,000, depreciation expense of $10,270, transfer agent and filing fees of $7,134, and commissions of $3,550. As a result, we incurred a net loss of $1,357,147 for the fiscal year ended May 31, 2014.

FISCAL YEAR ENDED MAY 31, 2013

We did not earn any revenues from operations in the fiscal year ended May 31, 2013. We incurred operating expenses in the amount of $42,891 during the fiscal year. These operating expenses were comprised of general and administrative costs of $34,877 and professional fees of $8,014.

We have not attained profitable operations and are dependent upon obtaining financing to continue our business operations. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

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

GOING CONCERN CONSIDERATION

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations.

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

The Report of Independent Registered Public Accounting Firm issued by PLS CPA, A professional corporation for the audited financial statements for the years ended May 31, 2014 and 2013 is included herein immediately preceding the audited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) for the period covered by this annual report as of our fiscal year end, May 31, 2014. Based on this evaluation, this officer concluded that as of the end of the period, these disclosure controls and procedures were not adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of May 31, 2014 and were subject to material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses in our internal control over financial reporting using the criteria established in the COSO:

     1. Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

     2. Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

C. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the fiscal year ended May 31, 2014, our internal control over financial reporting was not subject to changes.

ITEM 9B. OTHER INFORMATION

No items required to be reported on Form 8-K during the fourth quarter ended May 31, 2014 covered by this report were not previously reported on Form 8-K.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this current report are as follows:

DIRECTORS:

Name of Director           Age
----------------           ---

Joseph Fewer               60
Alan R. Hughes             62

EXECUTIVE OFFICERS:

Name of Officer            Age                     Office
---------------            ---                     ------

Joseph Fewer               60       President, C.E.O., Secretary and Treasurer
Alan R. Hughes             62       Chief Operating Officer
Ron Evinou                 68       Chief Financial Officer
Stephen Moseley            57       Vice-President - Sales and Manufacturing
Manfred G. van Nostitz     73       Vice-President - Asia-Pacific Region

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

JOSEPH FEWER acts as our President, C.E.O., Secretary, Treasurer and as a director, and has been responsible for much of the formulation and testing of Agraburst to date. Mr. Fewer has acted as the President of Joseph Fewer Acres Inc., a 25 acre hobby farm and supplier of agricultural products in North America since November 2009. From May 2012 to January 2013, he also acted as Chief Operating Officer of Premier Equipment Services Inc., a ten store John Deere dealership business located in Ontario, Canada. From 2005 to 2012, Mr. Fewer also acted as President and C.E.O. of AgraTurf Equipment Services Inc., a five store John Deere dealership in southwestern Ontario that subsequently merged with Elmira Farm Services Inc. to create Premier Equipment Services Inc.

ALAN R. HUGHES acts as our Chief Operating Officer and as a director. Mr. Hughes has spent over 36 years with John Deere managing sales territories, as well as being involved in product training, wholesale finance, and dealer development improvement processes. Since 2009, he has acted as the principal of Clear Processes, LLC, a consulting company that provides advice on business consolidations, operational performance, and strategic business planning in the agribusiness sector. Mr. Hughes graduated from Southern Illinois University with a dual degree in agricultural economics and finance.

RON EVINOU has acted as our Chief Financial Officer since June 10, 2014. He has previously acted as Chief Financial Officer in the area of mergers and acquisitions for a John Deere dealer group and as a dealer member/advisor for three years to biannual meetings with Deere Ltd in the United States. From 1990 to 2002, he was the Chief Executive Officer and Chief Financial Officer for GeoLogistics, a freight forwarding company. Mr. Evinou is a Certified Professional Accountant and a Certified Management Accountant in Canada, and also holds a professional certification in supply chain logistics.

STEPHEN MOSELEY has been involved in the agribusiness industry since 1973. He is the former owner and President of Moseley Farms, which merged with Smith Farms in 2001 to become one of the leading farming operations in the United States according to the National Farm Bureau Federation. Since 2009, he has also acted as the principal of Richland EnviroSolutions LLC, a sustainable farming product and practices firm.

MANFRED G. VON NOSTITZ has held the position as President of the Asia Pacific Corporate Council based in Kuala Lumpur since 2005. In this role, he regularly advises Western companies on business opportunities in the Asia Pacific region. He has also acted as the Vice-President of Profound Automotive in Southeast Asia and as principal advisor to Southern Bank Group. With over three decades in the Canadian Foreign Service, he held the posts of Director General for South and Southeast Asia, the U.N. and Security & Intelligence, and served as High Commissioner to Malaysia and Brunei and as Ambassador to Pakistan/Afghanistan, Thailand, Laos and Myanmar. Mr. von Nostitz holds Bachelor of Arts degrees in International Economic Relations (University of Grenoble, Stockholm), Arts & Science, as well as a Master of Arts in Political Science from the University of Toronto.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

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

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director, who is also our sole executive officer. Thus, there is an inherent conflict of interest.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our sole director does not currently meet the definition of "independent" as within the meaning of such rules as a result of her current position as our executive officer.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officers described above.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

     * a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     * conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;
     * being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking business; and/or
     * being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT DISCLOSURE

The Company's Board of Directors does not have a separately designated audit committee or an "audit committee financial expert." Audit committee functions are performed by our Board of Directors. None of our directors is deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

The following table sets forth the compensation paid by us during the three most recent fiscal years to our principal executive officer, as well as the two most highly compensated executive officers other than our principal executive officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                     Stock      Option        Plan         Compensation     All Other
 Position         Year  Salary($)  Bonus($)   Awards($)  Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------         ----  ---------  --------   ---------  ---------  ---------------   -----------   ---------------  ---------

Joseph Fewer      2014    Nil        Nil         Nil        Nil           Nil             Nil              Nil            Nil
Chief Executive
Officer

Stephen Moseley   2014    Nil        Nil         Nil        Nil           Nil             Nil          $15,000        $15,000
VP Sales and
Manufacturing

Alan R. Hughes    2014    Nil        Nil         Nil        Nil           Nil             Nil          $ 7,500        $ 7,500
Chief Operating
Officer

Maria Fernandes   2014    Nil        Nil         Nil        Nil           Nil             Nil              Nil            Nil
Former C.E.O.     2013    Nil        Nil         Nil        Nil           Nil             Nil              Nil            Nil
                  2012    Nil        Nil         Nil        Nil           Nil             Nil              Nil            Nil

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at May 31, 2014.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

We have also executed a consulting agreement with our President and C.E.O., Joseph Fewer, whereby he will provide his full-time management services to us in consideration of payments of $7,000 per month. The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations.

We have also executed a consulting agreement with our Vice-President of Sales and Manufacturing, Stephen Moseley, whereby he will provide his full-time management services to us in consideration of payments of $7,000 per month. The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations.

There are no compensation plans or arrangements, including payments to be made by us, with respect to our directors or officers that would result from the resignation, retirement or any other termination of such person from us. There are no arrangements with our director or officers that would be triggered as a result of a change-in-control.

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

COMPENSATION OF DIRECTORS

Our two directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, as of the date of this report, for our sole officer and director. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                                    Amount of
Title of             Name and address               beneficial          Percent
 Class             of beneficial owner              ownership           of class
 -----             -------------------              ---------           --------
Common            Joseph Fewer                      24,000,000 (1)       29.5%
Stock             Aylmer, Ontario

Common            Maria Fernandes                   11,000,000           13.5%
Stock             Benaulim, Goa, India

Common            Stephen Moseley                    5,000,000            6.1%
Stock             Paris, Tennessee

Common            Alan R. Hughes                       250,000            0.3%
Stock             The Villages, Florida

Common            Ron Evinou                           250,000            0.3%
Stock             Brantford, Ontario

Common            Manfred G. von Nostitz                     0            0.0%
Stock             Kuala Lumpur, Malaysia

Common            All Officers and Directors        29,500,000           36.2%
Stock             as a group that consists
                  of five people

----------
1. includes 2,500,000 registered in the name of Joseph Fewer and his wife, Denise Fewer

The percent of class is based on 81,490,000 shares of common stock issued and outstanding as of the date of this current report.

There are no arrangements that may result in our change in control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

On September 9, 2013, we entered into an asset purchase agreement with Joseph Fewer, our president and C.E.O., whereby we acquired from him the intellectual property comprising Agraburst to us, including the technology described in in the United States provisional patent application number 61/897,584 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern. In connection with the acquisition, we issued to Mr. Fewer 12,500,000 post forward-split common shares in our capital.

We have also executed a consulting agreement with Mr. Fewer whereby he will provide his full-time management services to us in consideration of payments of $7,000 per month. The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations.

We have also entered into an easement agreement with Joseph Fewer and Denise Fewer, Mr. Fewer's wife, whereby they have agreed to grant to us the right to use a portion of their farm located in Alymer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of Agraburst. In consideration of the easement, we have issued to the Fewers an aggregate of 2,500,000 post-split shares of our common stock. The initial term of the easement is three years.

We also entered into an agreement with our Vice-President of Sales and Manufacturing, Stephen Moseley, on September 9, 2013 whereby we agreed to acquire certain equipment used in conjunction with the production, sales, and marketing of Agraburst. In consideration of Mr. Moseley transferring title of these assets to us, we have issued 5,000,000 post-split shares of our common stock to him. We have also executed a consulting agreement with Mr. Moseley whereby he will receive $5,000 per month in consideration of him providing his full-time services to us. As with Mr. Fewer's consulting agreement, Mr. Moseley's agreement will become effective on the date that we raise a minimum of $500,000 for operations. The agreement recognizes that Mr. Moseley has been involved in the sale of surfactants prior to the date of the agreement and that he shall maintain the right to sell Agraburst to 53 existing clients and profit exclusively from sales to them.

On March 1, 2014, we entered into a Consulting Agreement with our C.O.O., Alan
R. Hughes, whereby the Company agreed to pay the COO $2,500 per month. During the year ended May 31, 2014, the Company recorded $7,500 of consulting fees for services that Mr. Hughes provided. As at May 31, 2014, the Company owes Mr. Hughes $7,500 (2013 - $nil), which is unsecured, non-interest bearing and due on demand.

During the year ended May 31, 2014, Stephen Moseley, the Vice President of Sales and Manufacturing, paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company. As at May 31, 2014, the Company owes Mr. Moseley $12,605 (2013 - $nil), which is unsecured, non-interest bearing and due on demand.

As at May 31, 2014, the Company owes Mr. Fewer $15,998 (2013 - $nil) for general and administration expenses and travel expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Otherwise, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction in the past two most recently completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2014 and for fiscal year ended May 31, 2013 for professional services rendered by the principal accountant, PLS CPA, a Professional Corporation, ("PLS) for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                     Year Ended
                                           May 31 2014       May 31, 2013
                                           -----------       ------------

Audit Fees                                   $11,000            $10,500
Audit Related Fees                               Nil                Nil
Tax Fees                                         Nil                Nil
All Other Fees                                   Nil                Nil
                                             -------            -------
Total                                        $11,000            $10,500
                                             =======            =======

The other fees consist of PLS's review of our reviews of our interim unaudited financial statements.

We do not use PLS for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage PLS to provide compliance outsourcing services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

     Financial statements for our Company are presented after the signature of this document

(b)  Exhibits

Exhibit No.                         Description
-----------                         -----------

(3)           ARTICLES OF INCORPORATION AND BY-LAWS

3.1           Articles of Incorporation (1)

3.2           Bylaws (1)

(31)          SECTION 302 CERTIFICATION

31.1          Certification Statement of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2          Certification Statement of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002 *

(32)          SECTION 906 CERTIFICATION

32.1 Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act. *

32.2 Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act. *

101           Interactive data files pursuant to Rule 405 of Regulation S-T. *
----------
*    Filed herewith.
(1)  Previously filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GROGENESIS, INC.
                             Date: October 7, 2014


                            By: /s/ Joseph Fewer
                               ----------------------------------------
                               Joseph Fewer
                               Principal Executive Officer


                            By: /s/ Ron Evinou
                               ----------------------------------------
                               Ron Evinou
                               Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             GROGENESIS, INC.
                             Date: October 7, 2014


                            By: /s/ Joseph Fewer
                               ----------------------------------------
                               Joseph Fewer
                               Principal Executive Officer


                            By: /s/ Ron Evinou
                               ----------------------------------------
                               Ron Evinou
                               Principal Financial Officer

GroGenesis, Inc.
May 31, 2014

                                                                           Index
                                                                           -----

Report of Independent Registered Public Accounting Firm.................... F-1

Balance Sheets............................................................. F-2

Statements of Operations................................................... F-3

Statements of Stockholders' Deficit........................................ F-4

Statements of Cash Flows................................................... F-5

Notes to the Financial Statements.......................................... F-6

                       PLS CPA, A PROFESSIONAL CORPORATION
            * 4725 MERCURY ST. #210 * SAN DIEGO * CALIFORNIA 92111 *
       * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
GroGenesis, Inc. (formerly Lisboa Leisure, Inc.)

We have audited the accompanying balance sheets of GroGenesis, Inc. (formerly Lisboa Leisure, Inc.) (A Development Stage "Company") as of May 31, 2014 and 2013 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GroGenesis, Inc. (formerly
Lisboa Leisure, Inc.) as of May 31, 2014 and 2013, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PLS CPA
-----------------------------------
PLS CPA, A Professional Corp.

October 7, 2014
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

GroGenesis, Inc.
Balance Sheets
(Expressed in US Dollars)

                                                                            May 31, 2014          May 31, 2013
                                                                            ------------          ------------
ASSETS

Current Assets
  Cash                                                                      $    12,188           $     9,473
  Prepaid expense                                                                18,900                    --
  Amounts receivable                                                             19,000                    --
  Inventory                                                                       5,407                    --
                                                                            -----------           -----------
Total Current Assets                                                             55,495                 9,473

Property, plant and equipment                                                   159,259                    --
Intangible assets                                                               241,260                    --
                                                                            -----------           -----------

Total Assets                                                                $   456,014           $     9,473
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                                  $   115,005           $     2,300
  Related party payables                                                         36,103                    --
  Advance                                                                        21,750                23,900
                                                                            -----------           -----------
Total Liabilities                                                               172,858                26,200
                                                                            -----------           -----------
Stockholders' Deficit
  Common stock, 200,000,000 shares authorized, $0.001 par value;
   81,430,000 shares and 135,000,000 shares issued and outstanding
   as of May 31, 2014 and 2013, respectively                                     81,430               135,000
  Common stock subscribed                                                        21,000                    --
  Additional paid-in capital (deficiency)                                     1,605,600               (84,000)
  Deficit                                                                    (1,424,874)              (67,727)
                                                                            -----------           -----------
Total Stockholders' Equity (Deficit)                                            283,156               (16,727)
                                                                            -----------           -----------

Total Liabilities and Stockholders' Equity (Deficit)                        $   456,014           $     9,473
                                                                            ===========           ===========


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Operations
(Expressed in US Dollars)

                                                    For the                For the
                                                   Year Ended             Year Ended
                                                  May 31, 2014           May 31, 2013
                                                  ------------           ------------
Revenue                                           $     60,475           $         --
Cost of Sales                                          (10,253)                    --
                                                  ------------           ------------
Gross Profit                                            50,222                     --
                                                  ------------           ------------
Expenses
  Commissions                                            3,550                     --
  Consulting fees                                       69,000                     --
  Depreciation                                          10,270                     --
  General and administrative                           138,094                 34,877
  Impairment loss on intangible assets               1,107,101                     --
  Transfer agent and filing fees                         7,134                     --
  Professional fees                                     72,220                  8,014
                                                  ------------           ------------
Total Expenses                                      (1,407,369)               (42,891)
                                                  ------------           ------------

Net Loss                                          $ (1,357,147)          $    (42,891)
                                                  ============           ============

Net Loss Per Share - Basic and Diluted            $      (0.01)          $      (0.00)
                                                  ============           ============

Weighted Average Shares Outstanding                118,468,000            124,918,000
                                                  ============           ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statement of Stockholder's Deficit
(Expressed in US Dollars)

                                            Common Stock            Additional      Common
                                        ----------------------       Paid-in         Stock
                                        Number       Par Value       Capital      Subscribed      Deficit          Total
                                        ------       ---------       -------      ----------      -------          -----
Balance, May 31, 2012                  95,000,000     $ 95,000    $   (76,000)     $     --     $   (24,836)    $    (5,836)

Common stock issued for cash           40,000,000       40,000         (8,000)           --              --          32,000

Net loss                                       --           --             --            --         (42,891)        (42,891)
                                      -----------     --------    -----------      --------     -----------     -----------

Balance, May 31, 2013                 135,000,000      135,000        (84,000)           --         (67,727)        (16,727)

Common stock issued for cash              430,000          430        150,070            --              --         150,500

Finders fees                                   --           --         (6,300)           --              --          (6,300)

Common stock issued pursuant to
 asset purchase agreements (Note 9)    17,500,000       17,500      1,449,130            --              --       1,466,630

Common stock issued pursuant to an
 easement agreement (Note 9)            2,500,000        2,500         22,700            --              --          25,200

Return to treasury                    (74,000,000)     (74,000)        74,000            --              --              --

Share subscriptions                            --           --             --        21,000              --          21,000

Net loss                                       --           --             --            --      (1,357,147)     (1,357,147)
                                      -----------     --------    -----------      --------     -----------     -----------

Balance, May 31, 2014                  81,430,000     $ 81,430    $ 1,605,600      $ 21,000     $(1,424,874)    $   283,156
                                      ===========     ========    ===========      ========     ===========     ===========


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Cash Flows
(Expressed in US Dollars)

                                                              For the               For the
                                                             Year Ended            Year Ended
                                                            May 31, 2014          May 31, 2013
                                                            ------------          ------------
Cash Flows Used in Operating Activities
  Net loss                                                  $(1,357,147)          $   (42,891)
  Adjustments to reconcile to net cash used
   in operating activities:
     Depreciation                                                10,270                    --
     Impairment of intangible assets                          1,107,101                    --
  Changes in operating assets and liabilities:
     Prepaid expenses                                             6,300                    --
     Amounts receivable                                         (19,000)                   --
     Inventory                                                   (5,407)                   --
     Accounts payable and accrued liabilities                   106,445                (4,486)
     Related party payables                                      36,103                    --
                                                            -----------           -----------
Net Cash Used In Operating Activities                          (115,335)              (47,377)
                                                            -----------           -----------
Cash Flows Used in Investing Activities
  Purchase of property, plant and equipment                     (45,000)                   --
                                                            -----------           -----------
Net Cash Used in Investing Activities                           (45,000)                   --
                                                            -----------           -----------
Cash Flows from Financing Activities
  Proceeds from common stock issued for cash                    150,500                32,000
  Proceeds from share subscriptions                              21,000                    --
  Finders fees paid                                              (6,300)                   --
  Proceeds from advances from related parties                        --                23,900
  Repayment of advances to related parties                       (2,150)                   --
                                                            -----------           -----------
Net Cash Provided by Financing Activities                       163,050                55,900
                                                            -----------           -----------

Increase in Cash                                                  2,715                 8,523

Cash - Beginning of Year                                          9,473                   950
                                                            -----------           -----------

Cash - End of Year                                          $    12,188           $     9,473
                                                            ===========           ===========
Supplementary Information:
  Interest paid                                             $        --           $        --
                                                            ===========           ===========
  Income taxes paid                                         $        --           $        --
                                                            ===========           ===========
Non-cash Investing and Financing Activities:
  Common stock issued for acquisition of assets               1,466,630                    --
  Common stock issued for prepaid expenses                       25,200                    --


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Notes to the Financial Statements
May 31, 2014


Note 1: Nature and Continuance of Operations

GroGenesis, Inc. (the "Company") was incorporated in the state of Nevada on May 19, 2010. The Company was formed to become an operator of a beach shack in the State of Goa, India.

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,424,874 as at May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock. There is however no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

Note 2: Summary of Significant Accounting Policies

a)   Basis of Accounting

     The  Company's  financial   statements  are  prepared  in  accordance  with
     accounting principles generally accepted in the United States. The Company has a May 31 year-end.

b)   Use of Estimates

     The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, valuation of shares for services and assets, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the  circumstances,  the  results  of which form the basis for making judgments  about the  carrying  values of assets  and  liabilities  and the accrual of costs and  expenses  that are not  readily  apparent  from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)   Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)   Inventory

     Inventory is stated at the lower of cost or market. At May 31, 2014, inventory consists of raw materials.

GroGenesis, Inc.
Notes to the Financial Statements
May 31, 2014


e)   Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with ASC 260, EARNINGS PER SHARE which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common
     shareholders   (numerator)  by  the  weighted   average  number  of  shares
     outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

f)   Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, related party payables, and advances. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)   Property and Equipment

     Property and equipment consists of a trade show booth and a manufacturing facility and is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life.

         Trade show booth                       2 years
         Manufacturing facility                10 years

h)   Intangible Assets

     Intangible assets consists of intellectual property and all costs incurred to acquire a trademark and a patent application. Intellectual properties have been capitalized in accordance with ASC Topic 350 "Intangibles - Goodwill and Other."

i)   Revenue Recognition

     The Company recognizes revenue when product is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

j)   Accounts Receivable

     Accounts  receivable  are  generally  reported  net  of  an  allowance  for
     uncollectible   accounts.  The  allowance  for  uncollectible  accounts  is determined based on past collection experience and an analysis of outstanding balances. As of May 31, 2014, the Company has not recorded an allowance as all receivables are deemed collectable at this time.

k)   Long-lived Assets

     In accordance with ASC 360, PROPERTY, PLANT AND EQUIPMENT, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended May 31, 2014, the Company recognized an impairment charge of $1,107,101 (2013 - $0) for intangible assets.

l)   Comprehensive Loss

     ASC 220, COMPREHENSIVE INCOME establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GroGenesis, Inc.
Notes to the Financial Statements
May 31, 2014


m)   Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, INCOME TAXES as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

n)   Fair value

     The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

     Level 1 - quoted prices for identical instruments in active markets.

     Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and.

     Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

     Financial instruments consist principally of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, related party payables and advances. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

o)   Recent Accounting Pronouncements

     The Company has limited operations and is considered to be in the development stage. During the year ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, DEVELOPMENT STAGE ENTITIES (TOPIC 915): ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

     The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3: Property and Equipment

                                             Trade show           Manufacturing
                                               booth                facility
                                              --------              --------
                                                 $                     $
Cost:
  Balance, May 31, 2013                             --                    --
  Additions                                     45,000               124,529
                                              --------              --------
Balance, May 31, 2014                           45,000               124,529
                                              ========              ========
Accumulated amortization:
  Balance, May 31, 2013                             --                    --
  Additions                                      6,611                 3,659
                                              --------              --------
Balance, May 31, 2014                            6,611                 3,659
                                              ========              ========
Carrying amounts:
  Balance, May 31, 2013                             --                    --
                                              --------              --------
Balance, May 31, 2014                           38,389               120,870
                                              ========              ========

GroGenesis, Inc.
Notes to the Financial Statements
May 31, 2014


Note 4: Intangible Assets

On September 30, 2014, the Company entered into an asset purchase agreement (Note 9) whereby the Company issued 12,500,000 shares of restricted common stock in exchange for intellectual property and related assets necessary for operating a Plant Surfactant manufacture and sale business. The fair value of the 12,500,000 shares of common stock of $1,342,101 has been recorded as intangible assets. On May 31, 2014, the Company performed an impairment test on the intellectual property. The Company recorded impairment of $1,107,101, leaving a carrying balance of $235,000 as at May 31, 2014.

The following represents changes in gross carrying amount of intangibles as at May 31, 2014 and 2013:

                                                                                         Intellectual
                                                   Trademark            Patent             property
                                                  ----------          ----------          ----------
                                                      $                   $                   $
Cost:
  Balance, May 31, 2013                                   --                  --                  --
  Additions                                            1,131               5,130           1,342,101
                                                  ----------          ----------          ----------
Balance, May 31, 2014                                  1,131               5,130           1,342,101
                                                  ==========          ==========          ==========
Accumulated amortization and impairment:
  Balance, May 31, 2013                                   --                  --                  --
  Additions                                               --                  --                  --
  Impairment                                              --                  --           1,107,101
                                                  ----------          ----------          ----------
Balance, May 31, 2014                                     --                  --           1,107,101
                                                  ==========          ==========          ==========
Carrying amounts:
  Balance, May 31, 2013                                   --                  --                  --
                                                  ----------          ----------          ----------
Balance, May 31, 2014                                  1,131               5,130             235,000
                                                  ==========          ==========          ==========

Note 5: Advance

As at May 31, 2014 the Company owed $21,750 to an associate of the Company's management. The advance is unsecured, payable on demand and non-interest bearing.

Note 6: Related Parties

On March 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Operations Officer (the "COO") whereby the Company agreed to pay the COO $2,500 per month. During the year ended May 31, 2014, the Company recorded $7,500 of consulting fees for services provided by the COO. As at May 31, 2014, the Company owes the COO of the Company $7,500 (2013 - $nil), which is unsecured, non-interest bearing and due on demand.

During the year ended May 31, 2014, the Vice President of Sales and Manufacturing ("VPSM") paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company. As at May 31, 2014, the Company owes the VPSM of the Company $12,605 (2013 - $nil), which is unsecured, non-interest bearing and due on demand.

As at May 31, 2014, the Company owes the President of the Company  $15,998 (2013
- $nil) for general and administration expenses and travel expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

The Company's manufacturing facility was leased under a 1-year rental agreement at the rate of $800 per month, which lease term expired on May 22, 2014. The lease continues on a month-to-month basis thereafter until terminated by either party on written notice.

GroGenesis, Inc.
Notes to the Financial Statements
May 31, 2014


Note 7: Capital Stock

Effective November 1, 2013, the number of common shares authorized that may be issued by the Company increased from 75,000,000 common shares to 200,000,000 common shares with a par value of $0.001 per share.

The Company became a reporting company on June 27, 2012 and on August 21, 2012, the Company completed the sale of 40,000,000 common shares at the price of $0.0008 per share for total proceeds of $32,000.

Effective November 1, 2013, the Company completed a 25:1 forward split of the Company's issued and outstanding common stock. Every one share of common stock issued and outstanding prior to the split was exchanged for 25 post-split shares of common stock. All share and per share amounts have been restated retroactively.

During the year ended May 31, 2014, the Company issued 430,000 shares of common stock at $0.35 per share for total gross proceeds of $150,500. The Company paid finders fees of $6,300.

During the year ended May 31, 2014, the Company issued 17,500,000 shares of common stock at a fair value of $1,466,630 pursuant to the two asset purchase agreements signed on September 9, 2013.

During the year ended May 31, 2014, the Company issued 2,500,000 shares of common stock at a fair value of $25,200 pursuant to the easement agreement signed on September 9, 2013.

During the year ended May 31, 2014, the former President of the Company returned 74,000,000 shares of common stock to treasury.

Note 8: Commitments

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 shares of restricted common stock. In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the President of the Company whereby he will receive $7,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations. As at May 31, 2014, the company has not incorporated a wholly-owned subsidiary.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant. The agreement was closed on February 7, 2014. In consideration, the Company issued 5,000,000 shares of restricted common stock. In addition, the Company also agreed to execute a consulting agreement with the seller whereby he will receive $5,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations.

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the Plant Surfactant for an initial term of 3 years. In consideration, the Company issued 2,500,000 shares of restricted common stock.

On March 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Operations Officer (the "COO") whereby the Company agreed to pay the COO $2,500 per month.

On March 1, 2014, the Company entered into a Consulting Agreement whereby the Company agreed to pay the consultant $2,500 per month effective January 1, 2014.

GroGenesis, Inc.
Notes to the Financial Statements
May 31, 2014


Note 9: Income Taxes

As of May 31, 2014, the Company had net operating loss carry forwards of approximately $1,424,874 that may be available to reduce future years' taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:


                                               For the              For the
                                             Year Ended            Year Ended
                                            May 31, 2014          May 31, 2013
                                            ------------          ------------

Operating loss                               $1,357,147            $   42,891
Statutory tax rate                                   34%                   34%
Refundable federal income tax
 attributable to current operations             461,430                14,583
Change in valuation allowance                  (461,430)              (14,853)
                                             ----------            ----------
Net refundable amount                        $       --            $       --
                                             ==========            ==========

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

                                            May 31, 2014          May 31, 2013
                                            ------------          ------------
Deferred tax asset attributed to:
  Net operating loss                         $  484,457            $   23,027
  Less, valuation allowance                    (484,457)              (23,027)
                                             ----------            ----------
Net deferred tax assets                      $       --            $       --
                                             ==========            ==========


The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as the Company's ability to realize future tax benefits through utilization of operating loss carry forwards.

Note 10: Subsequent Event

On June 1, 2014, the Company signed a Consulting Agreement with the Company's Chief Financial Officer (the "CFO") whereby the Company agreed to pay the CFO $2,500 per month.

On June 30, 2014, the Company completed a private placement consisting of 60,000 shares of common stock at a price of $0.35 per share for total proceeds of $21,000, which was received prior to May 31, 2014.