Form 10-Q
period 2014-08-31
GroGenesis, Inc.
filed 2014-10-20
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2014

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

81,490,000 shares of registrant's common stock, $0.001 par value, were outstanding at October 20, 2014. Registrant has no other class of common equity.

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GroGenesis, Inc.
August 31, 2014

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

GroGenesis, Inc.
Balance Sheets
(Expressed in US Dollars)

                                                                             August 31,              May 31,
                                                                               2014                   2013
                                                                           ------------           ------------
                                                                            (Unaudited)
ASSETS

Current Assets
  Cash                                                                     $        317           $     12,188
  Prepaid expense                                                                16,800                 18,900
  Amounts receivable                                                              2,300                 19,000
  Inventory                                                                       6,374                  5,407
                                                                           ------------           ------------
Total Current Assets                                                             25,791                 55,495

Property, plant and equipment                                                   150,520                159,259
Intangible assets                                                               241,260                241,260
                                                                           ------------           ------------

Total Assets                                                               $    417,571           $    456,014
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                                 $    118,331           $    115,005
  Related party payables                                                         76,031                 36,103
  Advance                                                                        21,750                 21,750
                                                                           ------------           ------------

Total Liabilities                                                               216,112                172,858
                                                                           ------------           ------------
Stockholders' Deficit
  Common stock, 200,000,000 shares authorized, $0.001 par value;
   81,490,000 shares and 81,430,000 shares issued and outstanding
   as of August 31, 2014 and May 31, 2014, respectively                          81,490                 81,430
  Common stock subscribed                                                            --                 21,000
  Additional paid-in capital (deficiency)                                     1,626,540              1,605,600
  Deficit                                                                    (1,506,571)            (1,424,874)
                                                                           ------------           ------------
Total Stockholders' Equity (Deficit)                                            201,459                283,156
                                                                           ------------           ------------

Total Liabilities and Stockholders' Equity (Deficit)                       $    417,571           $    456,014
                                                                           ============           ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

                                                   For the                For the
                                                Three Months           Three Months
                                                   Ended                  Ended
                                                 August 31,             August 31,
                                                    2014                   2013
                                                ------------           ------------
Revenue                                         $     29,562           $         --
Cost of Sales                                         (7,099)                    --
                                                ------------           ------------
Gross Profit                                          22,463                     --
                                                ------------           ------------
Expenses
  Commissions                                          3,925                     --
  Consulting fees                                     37,500                     --
  Depreciation                                         8,739                     --
  General and administrative                          25,672                    968
  Transfer agent and filing fees                      13,231                     --
  Professional fees                                   15,093                  4,000
                                                ------------           ------------
Total Expenses                                      (104,160)                (4,968)
                                                ------------           ------------

Net Loss                                        $    (81,697)          $     (4,968)
                                                ============           ============

Net Loss Per Share - Basic and Diluted          $      (0.00)          $      (0.00)
                                                ============           ============

Weighted Average Shares Outstanding               81,483,000            135,000,000
                                                ============           ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                         For the            For the
                                                      Three Months       Three Months
                                                         Ended              Ended
                                                       August 31,         August 31,
                                                          2014               2013
                                                        --------           --------
Cash Flows Used in Operating Activities
  Net loss                                              $(81,697)          $ (4,968)
  Adjustments to reconcile to net cash
   used in operating activities:
     Depreciation                                          8,739                 --

  Changes in operating assets and liabilities:
    Prepaid expenses                                       2,100                 --
    Amounts receivable                                    16,700                 --
    Inventory                                               (967)                --
    Accounts payable and accrued liabilities               3,326                 --
    Related party payables                                39,928                 --
                                                        --------           --------
Net Cash Used In Operating Activities                    (11,871)            (4,968)
                                                        --------           --------
Cash Flows from Financing Activities
  Proceeds from common stock issued for cash              21,000                 --
  Proceeds from share subscriptions                      (21,000)                --
  Repayment of advances to related parties                    --             (4,450)
                                                        --------           --------
Net Cash Provided by Financing Activities                     --             (4,450)
                                                        --------           --------

(Decrease) in Cash                                       (11,871)            (9,418)

Cash - Beginning of Year                                  12,188              9,473
                                                        --------           --------

Cash - End of Year                                      $    317           $     55
                                                        ========           ========
Supplementary Information:
  Interest paid                                         $     --           $     --
                                                        ========           ========
  Income taxes paid                                     $     --           $     --
                                                        ========           ========


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Notes to the Financial Statements
August 31, 2014
(Unaudited)

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 7, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,506,571 as at August 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock. There is however no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

Note 4: Property and Equipment

                                                 Trade show       Manufacturing
                                                    booth           facility
                                                  --------          --------
                                                     $                 $
Cost:

Balance, May 31, 2014                               45,000           124,529
  Additions                                             --                --
                                                  --------          --------
Balance, August 31, 2014                            45,000           124,529
                                                  ========          ========
Accumulated amortization:

Balance, May 31, 2014                                6,611             3,659
  Additions                                          5,625             3,114
                                                  --------          --------
Balance, August 31, 2014                            12,236             6,773
                                                  ========          ========
Carrying amounts:

Balance, May 31, 2014                               38,389           120,870
                                                  --------          --------
Balance, August 31, 2014                            32,764           117,756
                                                  ========          ========

Note 5: Intangible Assets

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

The following represents changes in gross carrying amount of intangibles as at August 31, 2014 and May 31, 2014:

                                                                                   Intellectual
                                             Trademark            Patent             Property
                                            ----------          ----------          ----------
                                                $                   $                   $
Cost:

Balance, May 31, 2014                            1,131               5,130           1,342,101
  Additions                                         --                  --                  --
                                            ----------          ----------          ----------
Balance, August 31, 2014                         1,131               5,130           1,342,101
                                            ==========          ==========          ==========
Accumulated amortization and impairment:

Balance, May 31, 2014                               --                  --           1,107,101
  Additions                                         --                  --                  --
  Impairment                                        --                  --                  --
                                            ----------          ----------          ----------
Balance, August 31, 2014                            --                  --           1,107,101
                                            ==========          ==========          ==========
Carrying amounts:

Balance, May 31, 2014                            1,131               5,130             235,000
                                            ----------          ----------          ----------
Balance, August 31, 2014                         1,131               5,130             235,000
                                            ==========          ==========          ==========

Note 6: Advance

As at August 31, 2014 the Company owed $21,750 to an associate of the Company's management. The advance is unsecured, payable on demand and non-interest bearing.

Note 7: Related Parties

On March 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Operations Officer (the "COO") whereby the Company agreed to pay the COO $2,500 per month. During the three months ended August 31, 2014, the Company recorded $7,500 of consulting fees for services provided by the COO. As at August 31, 2014, the Company owes the COO of the Company $15,000 (May 31, 2014 - $7,500), which is unsecured, non-interest bearing and due on demand.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Financial Officer (the "CFO") whereby the Company agreed to pay the CFO $2,500 per month. During the three months ended August 31, 2014, the Company recorded $7,500 of consulting fees for services provided by the CFO. As at August 31, 2014, the Company owes the CFO of the Company $7,500 (May 31, 2014
- $nil), which is unsecured, non-interest bearing and due on demand.

During the three months ended August 31, 2014, the Vice President of Sales and Manufacturing ("VPSM") paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company. As at August 31, 2014, the Company owes the VPSM of the Company $26,217 (May 31, 2014 - $12,605), which is unsecured, non-interest bearing and due on demand.

As at August 31, 2014, the Company owes the President of the Company $15,998 (May 31, 2014 - $15,998) for general and administration expenses and travel expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

The Company's manufacturing facility was leased under a 1-year rental agreement at the rate of $800 per month, which lease term expired on May 22, 2014. The lease continues on a month-to-month basis thereafter until terminated by either party on written notice.

During the period ended August 31, 2014, the Company received loans of $11,316 from two shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 8: Capital Stock

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

As at August 31, 2014, the Company had 81,490,000 shares of common stock issued and outstanding.

Note 9: Commitments

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 shares of restricted common stock. In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the President of the Company whereby he will receive $7,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations. As at August 31, 2014, the Company had not incorporated a wholly-owned subsidiary.

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

On June 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Financial Officer (the "CFO") whereby the Company agreed to pay the CFO $2,500 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from the period ended August 31, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

OVERVIEW

We are an operating company in the agricultural and environmental sectors through our ownership, manufacture, and sale of a natural blend of plant extracts that is used as a liquid plant growth enhancer, known as Agraburst crop surfactant formula SURF0107 ("Agraburst"). A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant. We commenced business in this sector in February 2014.

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

RESULTS OF OPERATIONS

We earned $29,562 in revenue during the three months ended August 31, 2014. Our cost of sales for the period was $7,099 resulting in gross profit from operations of $22,463.

For the three months ended August 31, 2014, we incurred total operating expenses in the amount of $104,160, which consisted of consulting fees of $37,500, general and administration fees of $25,672, professional fees of $15,093, transfer agent and filing fees, of $13,231, depreciation expense of $8,739, and commissions of $3,925. This resulted in a net loss of $81,697 for the period.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2014, we had a cash balance of $317 and total current assets of $25,791.

As additional funds become required, we anticipate that this will come from either advances from director or shareholder loans, or equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

o    our ability to raise additional funding;
o our ability to commercially develop the Agriburst intellectual property; and o being able to generate sufficient sales of Agriburst in order to realize a profit.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

GOING CONCERN CONSIDERATION

The report of our independent registered public accounting firm for the period ended May 31, 2014 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2014. Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of August 31, 2014 and were subject to material weaknesses.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit
Number                        Description of Exhibit
------                        ----------------------
31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: October 20, 2014

GROGENESIS, INC.


By: /s/ Joseph Fewer
   ---------------------------------
   Joseph Fewer
   Principal Executive Officer


By: /s/ Ron Evinou
   ---------------------------------
   Ron Evinou
   Principal Financial Officer