Form 10-Q
period 2014-11-30
GroGenesis, Inc.
filed 2015-01-12
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2014

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

81,490,000 shares of registrant's common stock, $0.001 par value, were outstanding at January 9, 2015. Registrant has no other class of common equity.

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GroGenesis, Inc.
November 30, 2014

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

GroGenesis, Inc.
Balance Sheets
(Expressed in US Dollars)

                                                                           November 30,              May 31,
                                                                               2014                   2014
                                                                           ------------           ------------
                                                                            (Unaudited)
ASSETS

Current Assets
  Cash                                                                     $        147           $     12,188
  Prepaid expense                                                                14,700                 18,900
  Amounts receivable                                                                 --                 19,000
  Inventory                                                                       5,959                  5,407
                                                                           ------------           ------------
Total Current Assets                                                             20,806                 55,495

Property, plant and equipment                                                   141,782                159,259
Intangible assets                                                               241,260                241,260
                                                                           ------------           ------------

Total Assets                                                               $    403,848           $    456,014
                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                                 $    123,469           $    115,005
  Related party payables                                                        126,611                 36,103
  Advance                                                                        21,750                 21,750
                                                                           ------------           ------------
Total Liabilities                                                               271,830                172,858
                                                                           ------------           ------------
Stockholders' Equity
  Common stock, 200,000,000 shares authorized, $0.001 par value;
   81,490,000 shares and 81,430,000 shares issued and outstanding
   as of November 30, 2014 and May 31, 2014, respectively                        81,490                 81,430
  Common stock subscribed                                                            --                 21,000
  Additional paid-in capital                                                  1,626,540              1,605,600
  Deficit                                                                    (1,576,012)            (1,424,874)
                                                                           ------------           ------------
Total Stockholders' Equity                                                      132,018                283,156
                                                                           ------------           ------------

Total Liabilities and Stockholders' Equity                                 $    403,848           $    456,014
                                                                           ============           ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

                                             For the            For the            For the            For the
                                           Three Months       Three Months       Six Months         Six Months
                                              Ended              Ended              Ended              Ended
                                           November 30,       November 30,       November 30,       November 30,
                                               2014               2013               2014               2013
                                           ------------       ------------       ------------       ------------
Revenue                                    $         --       $         --       $     29,562       $         --
Cost of Sales                                      (415)                --             (7,514)                --
                                           ------------       ------------       ------------       ------------
Gross Profit                                       (415)                --             22,048                 --
                                           ------------       ------------       ------------       ------------
Expenses
  Commissions                                        --                 --              3,925                 --
  Consulting fees                                37,500                 --             75,000                 --
  Depreciation                                    8,738                 --             17,477                 --
  General and administrative                      7,744              2,014             33,414              2,982
  Transfer agent and filing fees                  1,846                 --             15,077                 --
  Professional fees                              13,200              2,000             28,293              6,000
                                           ------------       ------------       ------------       ------------
Total Expenses                                  (69,028)            (4,014)          (173,186)            (8,982)
                                           ------------       ------------       ------------       ------------

Net Loss                                   $    (69,443)      $     (4,014)      $   (151,138)      $     (8,982)
                                           ============       ============       ============       ============

Net Loss Per Share - Basic and Diluted     $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                           ============       ============       ============       ============

Weighted Average Shares Outstanding          81,490,000        135,000,000         81,487,000        135,000,000
                                           ============       ============       ============       ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                          For the              For the
                                                         Six Months           Six Months
                                                           Ended                Ended
                                                        November 30,         November 30,
                                                           2014                 2013
                                                        ----------           ----------
Cash Flows Used in Operating Activities
  Net loss                                              $ (151,138)          $   (8,982)
  Adjustments to reconcile to net cash
   used in operating activities:
     Depreciation                                           17,477                   --
  Changes in operating assets and liabilities:
     Prepaid expenses                                        4,200                   --
     Amounts receivable                                     19,000                   --
     Inventory                                                (552)                  --
     Accounts payable and accrued liabilities                8,464                1,690
     Related party payables                                 90,508                   --
                                                        ----------           ----------
Net Cash Used In Operating Activities                      (12,041)              (7,292)
                                                        ----------           ----------
Cash Flows from Financing Activities
  Repayment of advances to related parties                      --               (2,150)
                                                        ----------           ----------
Net Cash Used In Financing Activities                           --               (2,150)
                                                        ----------           ----------

Decrease in Cash                                           (12,041)              (9,442)

Cash - Beginning of Period                                  12,188                9,473
                                                        ----------           ----------

Cash - End of Period                                    $      147           $       31
                                                        ==========           ==========
Supplementary Information:
  Interest paid                                         $       --           $       --
                                                        ==========           ==========
  Income taxes paid                                     $       --           $       --
                                                        ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Notes to the Financial Statements
November 30, 2014
(Unaudited)

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

Note 2: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 7, 2014. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,576,012 as at November 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock. There is however no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

Note 4: Property and Equipment

                                                 Trade show       Manufacturing
                                                    booth           facility
                                                  --------          --------
                                                     $                 $
Cost:
Balance, May 31, 2014                               45,000           124,529
  Additions                                             --                --
                                                  --------          --------
Balance, August 31, 2014                            45,000           124,529
                                                  ========          ========
Accumulated amortization:
Balance, May 31, 2014                                6,611             3,659
  Additions                                         11,250             6,227
                                                  --------          --------
Balance, November 30, 2014                          17,861             9,886
                                                  ========          ========
Carrying amounts:

Balance, May 31, 2014                               38,389           120,870
                                                  --------          --------
Balance, November 30, 2014                          27,139           114,643
                                                  ========          ========

GroGenesis, Inc.
Notes to the Financial Statements
November 30, 2014
(Unaudited)

Note 5: Intangible Assets

On September 30, 2014, the Company entered into an asset purchase agreement (Note 9) whereby the Company issued 12,500,000 shares of restricted common stock in exchange for intellectual property and related assets necessary for operating a Plant Surfactant manufacture and sale business. The fair value of the 12,500,000 shares of common stock of $1,342,101 has been recorded as intangible assets. On May 31, 2014, the Company performed an impairment test on the intellectual property. The Company recorded impairment of $1,107,101, leaving a carrying balance of $235,000 as at November 30, 2014, and May 31, 2014.

The following represents changes in gross carrying amount of intangibles as at November 30, 2014 and May 31, 2014:

                                                                                       Intellectual
                                                 Trademark            Patent             Property
                                                ----------          ----------          ----------
                                                    $                   $                   $
Cost:
Balance, May 31, 2014                                1,131              5,130            1,342,101
  Additions                                             --                 --                   --
                                                 ---------          ---------            ---------
Balance, November 30, 2014                           1,131              5,130            1,342,101
                                                 =========          =========            =========
Accumulated amortization and impairment:
Balance, May 31, 2014 and November 30, 2014             --                 --            1,107,101
                                                 =========          =========            =========
Carrying amounts:
Balance, May 31, 2014                                1,131              5,130              235,000
                                                 =========          =========            =========
Balance, November 30, 2014                           1,131              5,130              235,000
                                                 =========          =========            =========

Note 6: Advance

As at November 30, 2014 the Company owed $21,750 (May 31, 2014 - $21,750) to an associate of the Company's management. The advance is unsecured, payable on demand and non-interest bearing.

Note 7: Related Parties

On March 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Operations Officer (the "COO") whereby the Company agreed to pay the COO $2,500 per month. During the six months ended November 30, 2014, the Company recorded $15,000 of consulting fees for services provided by the COO. As at November 30, 2014, the Company owes the COO of the Company $22,500 (May 31, 2014 - $7,500), which is unsecured, non-interest bearing and due on demand.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Financial Officer (the "CFO") whereby the Company agreed to pay the CFO $2,500 per month. During the six months ended November 30, 2014, the Company recorded $15,000 of consulting fees for services provided by the CFO. As at November 30, 2014, the Company owes the CFO of the Company $15,000 (May 31, 2014 - $nil), which is unsecured, non-interest bearing and due on demand.

During the six months ended November 30, 2014, the Vice President of Sales and Manufacturing ("VPSM") paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company. As at November 30, 2014, the Company owes the VPSM of the Company $42,396 (May 31, 2014 - $12,605), which is unsecured, non-interest bearing and due on demand.

As at November 30, 2014, the Company owes the President of the Company $15,998 (May 31, 2014 - $15,998) for general and administration expenses and travel expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

As at November 30, 2014, the Company owes the wife of the President of the Company $991 (May 31, 2014 - $nil) for advances made to the Company. The amount is unsecured, non-interest bearing and due on demand.

The Company's manufacturing facility was leased under a 1-year rental agreement at the rate of $800 per month, which lease term expired on May 22, 2014. The lease continues on a month-to-month basis thereafter until terminated by either party on written notice.

During the period ended November 30, 2014, the Company received loans of $29,726 from two shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

GroGenesis, Inc.
Notes to the Financial Statements
November 30, 2014
(Unaudited)

Note 8: Capital Stock

On June 30, 2014, the Company completed a private placement consisting of 60,000 shares of common stock at a price of $0.35 per share for total proceeds of $21,000, which was received prior to May 31, 2014.

Note 9: Commitments

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 shares of restricted common stock. In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the President of the Company whereby he will receive $7,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations. As at November 30, 2014, the Company had not incorporated a wholly-owned subsidiary.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant. The agreement closed on February 7, 2014. In consideration, the Company issued 5,000,000 shares of restricted common stock. In addition, the Company also agreed to execute a consulting agreement with the seller whereby he will receive $5,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations.

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years. In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the 3 year term. During the six months ended November 30, 2014, the Company has recognized $4,200 (2013 - $2,100) as rent expense leaving a balance of $14,700 (May 31, 2014 - $18,900) remaining in prepaid expense.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from the period ended November 30, 2014, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We expect to incur the following costs in the next 12 months in connection with our goals:

Manufacturing facilities and equipment costs:                         $  500,000
Sales and Marketing                                                   $  350,000
Product manufacturing costs:                                          $  250,000
Consulting and distribution costs:                                    $  200,000
Wages for sales force:                                                $  150,000
General and administrative costs:                                     $   50,000
                                                                      ----------
Total:                                                                $1,500,000
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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2014

We did not earn any revenue from operations during the three months ended November 30, 2014. Our cost of sales for the period was $415 resulting in a gross loss from operations of $415.

For the three months ended November 30, 2014, we incurred total operating expenses in the amount of $69,028, which consisted of consulting fees of $37,500, professional fees of $13,200, depreciation expense of $8,738, general and administration fees of $7,744, and transfer agent and filing fees of $1,846, and. This resulted in a net loss of $69,443 for the period.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

SIX-MONTH PERIOD ENDED NOVEMBER 30, 2014

We earned $29,562 in revenue during the six months ended November 30, 2014. Our cost of sales for the period was $7,514 resulting in gross profit from operations of $22,048.

For the six months ended November 30, 2014, we incurred total operating expenses in the amount of $173,186, which consisted of consulting fees of $75,000, general and administration fees of $33,414, professional fees of $28,293, depreciation expense of $17,477, transfer agent and filing fees of $15,077, and commissions of $3,925. This resulted in a net loss of $151,138 for the period.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2014, we had a cash balance of $147 and total current assets of $20,806.

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

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     *    our ability to raise additional funding;
     * our ability to commercially develop the Agraburst intellectual property; and
     * being able to generate sufficient sales of Agraburst in order to realize a profit.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of November 30, 2014 and were subject to material weaknesses.

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

Date: January 9, 2015

GROGENESIS, INC.


By: /s/ Joseph Fewer
   ---------------------------------
   Joseph Fewer
   Principal Executive Officer


By: /s/ Ron Evinou
   ---------------------------------
   Ron Evinou
   Principal Financial Officer