Form 10-Q
period 2015-02-28
GroGenesis, Inc.
filed 2015-04-20
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2015

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

81,565,000  shares  of  registrant's   common  stock,  $0.001  par  value,  were
outstanding at April 14, 2015. Registrant has no other class of common equity.

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

GroGenesis, Inc.
February 28, 2015

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

GroGenesis, Inc.
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

                                                                      February 28,              May 31,
                                                                          2015                   2014
                                                                      ------------           ------------
                                                                       (Unaudited)
ASSETS

Current Assets
  Cash                                                                $        118           $     12,188
  Prepaid expense                                                           12,600                 18,900
  Amounts receivable                                                         2,875                 19,000
  Inventory                                                                  5,213                  5,407
                                                                      ------------           ------------
Total Current Assets                                                        20,806                 55,495

Property, plant and equipment                                              133,044                159,259
Intangible assets                                                          241,260                241,260
                                                                      ------------           ------------

Total Assets                                                          $    395,110           $    456,014
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities                            $    127,491           $    115,005
  Related party payables                                                   194,437                 36,103
  Advance                                                                   21,750                 21,750
                                                                      ------------           ------------

Total Liabilities                                                          343,678                172,858
                                                                      ------------           ------------
Stockholders' Equity
  Common stock, 200,000,000 shares authorized, $0.001 par value;
   81,520,000 shares and 81,430,000 shares issued and outstanding
   as of February 28, 2015 and May 31, 2014, respectively                   81,520                 81,430
  Common stock subscribed                                                       --                 21,000
  Additional paid-in capital                                             1,637,010              1,605,600
  Deficit                                                               (1,667,098)            (1,424,874)
                                                                      ------------           ------------
Total Stockholders' Equity                                                  51,432                283,156
                                                                      ------------           ------------

Total Liabilities and Stockholders' Equity                            $    395,110           $    456,014
                                                                      ============           ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

                                              For the             For the              For the             For the
                                            Three Months        Three Months         Nine Months          Nine Months
                                               Ended               Ended                Ended                Ended
                                            February 28,        February 28,         February 28,         February 28,
                                                2015                2014                 2015                 2014
                                            ------------        ------------         ------------         ------------
Revenue                                     $      2,876        $         --         $     32,438         $         --
Cost of Sales                                       (746)                 --               (8,260)                  --
                                            ------------        ------------         ------------         ------------
Gross Profit                                       2,130                  --               24,178                   --
                                            ------------        ------------         ------------         ------------
Expenses
  Commissions                                         --                  --                3,925                   --
  Consulting fees                                 53,500              44,000              128,500               44,000
  Depreciation                                     8,738               1,532               26,215                1,532
  General and administrative                      22,270              50,202               55,684               53,184
  Transfer agent and filing fees                     709                  --               15,786                   --
  Professional fees                                7,999               9,306               36,292               15,306
                                            ------------        ------------         ------------         ------------
Total Expenses                                   (93,216)           (105,040)            (266,402)            (114,022)
                                            ------------        ------------         ------------         ------------

Net Loss                                    $    (91,086)       $   (105,040)        $   (242,224)        $   (114,022)
                                            ============        ============         ============         ============

Net Loss Per Share - Basic and Diluted      $      (0.00)       $      (0.00)        $      (0.00)        $      (0.00)
                                            ============        ============         ============         ============

Weighted Average Shares Outstanding           81,497,000         122,715,000           81,490,000          130,950,000
                                            ============        ============         ============         ============


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

                                                           For the                For the
                                                         Nine Months            Nine Months
                                                            Ended                  Ended
                                                         February 28,           February 28,
                                                             2015                   2014
                                                         ------------           ------------
Cash Flows Used in Operating Activities
  Net loss                                               $   (242,224)          $   (114,022)
  Adjustments to reconcile to net cash
   used in operating activities:
     Depreciation                                              26,215                  1,532
  Changes in operating assets and liabilities:
     Prepaid expenses                                           6,300                  4,200
     Amounts receivable                                        16,125                     --
     Inventory                                                    194                     --
     Accounts payable and accrued liabilities                  12,486                 17,709
     Related party payables                                   158,334                 15,055
                                                         ------------           ------------
Net Cash Used In Operating Activities                         (22,570)               (75,526)
                                                         ------------           ------------
Cash Flows from Investing Activities
  Purchase of property, plant and equipment                        --                (45,000)
                                                         ------------           ------------
Net Cash Used in Investing Activities                              --                (45,000)
                                                         ------------           ------------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock                       10,500                150,500
  Payments of finders' fees                                        --                 (6,300)
  Repayment of advances to related parties                         --                 (2,150)
                                                         ------------           ------------
Net Cash Provided by Financing Activities                      10,500                142,050
                                                         ------------           ------------

(Decrease) Increase in Cash                                   (12,070)                21,524

Cash - Beginning of Period                                     12,188                  9,473
                                                         ------------           ------------

Cash - End of Period                                     $        118           $     30,997
                                                         ============           ============
Supplementary Information:
  Interest paid                                          $         --           $         --
                                                         ============           ============
  Income taxes paid                                      $         --           $         --
                                                         ============           ============
Non-cash Investing and Financing Activities:
  Common stock issued for acquisition of assets                    --              1,466,630
  Common stock issued for prepaid expenses                         --                 25,200


   (The accompanying notes are an integral part of these financial statements)

GroGenesis, Inc.
Notes to the Financial Statements
February 28, 2015
(Unaudited)


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

Note 2: Basis of Presentation

Unaudited interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2014 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 7, 2014. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Note 3: Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,667,098 as at February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock. There is however no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

GroGenesis, Inc.
Notes to the Financial Statements
February 28, 2015
(Unaudited)


Note 4: Property and Equipment

                                     Trade show      Manufacturing
                                        booth          facility           Total
                                        -----          --------           -----
                                          $               $                 $
Cost:
Balance, May 31, 2014                   45,000          124,529          169,529
  Additions                                 --               --               --
                                       -------          -------          -------
Balance, February 28, 2015              45,000          124,529          169,529
                                       =======          =======          =======

Accumulated amortization:
Balance, May 31, 2014                    6,611            3,659           10,270
  Additions                             16,875            9,340           26,215
                                       -------          -------          -------
Balance, February 28, 2015              23,486           12,999           36,485
                                       =======          =======          =======
Carrying amounts:
Balance, May 31, 2014                   38,389          120,870          159,259
                                       -------          -------          -------
Balance, February 28, 2015              21,514          111,530          133,044
                                       =======          =======          =======

Note 5: Intangible Assets

On September 30, 2014, the Company entered into an asset purchase agreement (Note 9) whereby the Company issued 12,500,000 shares of restricted common stock in exchange for intellectual property and related assets necessary for operating a Plant Surfactant manufacture and sale business. The fair value of the 12,500,000 shares of common stock of $1,342,101 has been recorded as intangible assets. On May 31, 2014, the Company performed an impairment test on the intellectual property. The Company recorded impairment of $1,107,101, leaving a carrying balance of $235,000 as at February 28, 2015, and May 31, 2014.

The following represents changes in gross carrying amount of intangibles as at February 28, 2015 and May 31, 2014:

                                                       Intellectual
                             Trademark      Patent       property        Total
                             ---------     ---------    ---------      ---------
                                $              $            $              $
Cost:
Balance, May 31, 2014            1,130         5,130    1,342,101      1,348,361
  Additions                         --            --           --             --
                             ---------     ---------    ---------      ---------
Balance, February 28, 2015       1,130         5,130    1,342,101      1,348,361
                             =========     =========    =========      =========
Accumulated amortization
and impairment:
Balance, May 31, 2014 and
February 28, 2015                   --            --    1,107,101      1,107,101
                             =========     =========    =========      =========
Carrying amounts:
Balance, May 31, 2014            1,130         5,130      235,000        241,260
                             ---------     ---------    ---------      ---------
Balance, February 28, 2015       1,130         5,130      235,000        241,260
                             =========     =========    =========      =========

GroGenesis, Inc.
Notes to the Financial Statements
February 28, 2015
(Unaudited)


Note 6: Advance

As at February 28, 2015, the Company owed $21,750 (May 31, 2014 - $21,750) to an associate of the Company's management. The advance is unsecured, payable on demand and non-interest bearing.

Note 7: Related Parties

On March 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Operations Officer (the "COO") whereby the Company agreed to pay the COO $2,500 per month. During the nine months ended February 28, 2015, the Company recorded $22,500 of consulting fees for services provided by the COO. As at February 28, 2015, the Company owes the COO of the Company $30,961 (May 31, 2014 - $7,500), which is unsecured, non-interest bearing and due on demand.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company's Chief Financial Officer (the "CFO") whereby the Company agreed to pay the CFO $2,500 per month. The CFO started working for the Company on August 1, 2014. During the nine months ended February 28, 2015, the Company recorded $17,500 of consulting fees for services provided by the CFO. As at February 28, 2015, the Company owes the CFO of the Company $17,500 (May 31, 2014 - $nil), which is unsecured, non-interest bearing and due on demand.

During the nine months ended February 28, 2015, the Vice President of Sales and Manufacturing ("VPSM") paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company. As at February 28, 2015, the Company owes the VPSM of the Company $57,396 (May 31, 2014 - $12,605), which is unsecured, non-interest bearing and due on demand.

As at February 28, 2015, the Company owes the President of the Company $43,666 (May 31, 2014 - $15,998) for general and administration expenses and travel expenses paid on behalf of the Company and consulting services provided by the President. The amount is unsecured, non-interest bearing and due on demand.

As at February 28, 2015, the Company owes the wife of the President of the Company $3,000 (May 31, 2014 - $nil) for general and administration support services provided to the Company. The amount is unsecured, non-interest bearing and due on demand.

During the nine months ended February 28, 2015, the Company received loans of $41,914 from two shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 8: Capital Stock

On June 30, 2014, the Company completed a private placement consisting of 60,000 shares of common stock at a price of $0.35 per share for total proceeds of $21,000, which was received prior to May 31, 2014. On February 6, 2015, the Company completed a private placement consisting of 30,000 shares of common stock at a price of $0.35 per share for total proceeds of $10,500.

GroGenesis, Inc.
Notes to the Financial Statements
February 28, 2015
(Unaudited)


Note 9: Commitments

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 shares of restricted common stock. In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the President of the Company whereby he will receive $7,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations. As at February 28, 2015, the Company had not incorporated a wholly-owned subsidiary.

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years. In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the 3 year term. During the nine months ended February 28, 2015, the Company has recognized $6,300 (2014 - $4,200) as rent expense leaving a balance of $12,600 (May 31, 2014 - $18,900) remaining in prepaid expense.

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

Note 10: Subsequent Event

On March 9, 2015, the Company completed a private placement consisting of 45,000 shares of common stock at a price of $0.35 per share for total proceeds of $15,750.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms "we", "us", "our", or the "Company" refer to GroGenesis, Inc. unless otherwise specified, all dollar amounts are expressed in United States dollars.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from the period ended February 28, 2015, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

CORPORATE ACCOMPLISHMENTS

In early January 2015, GroGenesis introduced a new organic product, AgraBlast. AgraBlast is a liquid broad-spectrum algaecide, fungicide, bactericide, and general sanitation product for use in agricultural industries. This new product causes no harm to the environment with no residual or harmful components persisting after spraying. All the degradation products are beneficial to both soil and plant.

In February, we were invited to Guatemala to investigate the persistent Coffee Roya (coffee "rust") disease prevalent in the growing regions of Central America. The Company undertook the opportunity to fast track its development studies in Guatemala using its new product, AgraBlast. The GroGenesis field team was led by our Senior Scientific Consultant, Dr. Helen Keenan and based on discussions with Mr. Marcelo Bosch, a regional Senior Field Consultant for a major forest products operation, it was determined to visit several large plantations with characteristic outbreaks of Roya disease. The primary field test was undertaken at a large farm located in the department of Santa Rosa, just southeast of Guatemala City. A single application of the GroGenesis product, AgraBlast, was manually sprayed across a predefined area, and the field team documented visible degradation of the fungal infestation within 24 hours post- application. Similar tests with exactly the same outcome were completed at another large privately owned plantation.

GOING FORWARD

We anticipate extensive field testing is scheduled for this season in Australia and Tasmania on a variety of crops utilizing regional agronomists. GroGenesis will be working with them to test and compile data regarding the efficacy of both AgraBurst and AgraBlast.

We have also scheduled continued product trials for this season with Texas A&M university on various crops in various regions. They will work in conjunction with us to compile the data for future reference. GroGenesis also plans to work with various citrus growers in Florida to address the citrus greening issue. The team will also work with growers of other crops such as sugar cane, vegetables and fruit.

PLAN OF OPERATION

Our plan of operation for the twelve month period following the date of this report is to establish facilities for the commercial manufacture of Agraburst and AgraBlast, enter into distribution arrangements for the sale of both products, and retain a sales force necessary for the direct marketing of Agraburst and AgraBlast to commercial farmers.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED FEBRUARY 28, 2015

We earned $2,876 in revenue during the three months ended February 28, 2015. Our cost of sales for the period was $746 resulting in a gross profit from operations of $2,130.

For the three months ended February 28, 2015, we incurred total operating expenses in the amount of $93,216, which consisted of consulting fees of $53,500, professional fees of $7,999, depreciation expense of $8,738, general and administration fees of $22,270, and transfer agent and filing fees of $709. This resulted in a net loss of $91,086 for the period.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

NINE-MONTH PERIOD ENDED FEBRUARY 28, 2015

We earned $32,438 in revenue during the nine months ended February 28, 2015. Our cost of sales for the period was $8,260 resulting in gross profit from operations of $24,178.

For the nine months ended February 28, 2015, we incurred total operating expenses in the amount of $266,402, which consisted of consulting fees of $128,500, general and administration fees of $55,684, professional fees of $36,292, depreciation expense of $26,215, transfer agent and filing fees of $15,786, and commissions of $3,925. This resulted in a net loss of $266,402 for the period.

We have not incurred any expenses for research and development since inception. As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2015, we had a cash balance of $118 and total current assets of $20,806.

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

Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     *    our ability to raise additional funding;
     * our ability to commercially develop the Agraburst and AgraBlast intellectual property; and
     * being able to generate sufficient sales of Agraburst and AgraBlast in order to realize a profit.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

GOING CONCERN CONSIDERATION

The report of our independent registered public accounting firm for the period ended May 31, 2014 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2015. Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

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

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of February 28, 2015 and were subject to material weaknesses.

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

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended February 28, 2015, we completed private placements consisting of the sale of a total of 90,000 shares of our common stock to private purchasers for total cash proceeds of $31,500 (i.e., $0.35 per share). On March 9, 2015, we completed private placements consisting of the sale of a total of 45,000 shares of our common stock to private purchasers for total cash proceeds of $15,750 (i.e., $0.35 per share). These sales were completed pursuant to Regulation S of the Securities Act.

REGULATION S COMPLIANCE

For the above offering, we relied upon the following facts to make the Regulation S exemption available:

Each offer or sale was made in an offshore transaction;

Neither we, a distributor, any respective affiliates, nor any person on behalf of any of the foregoing, made any directed selling efforts in the United States;

Offering restrictions were, and are, implemented;

No offer or sale was made to a U.S. person or for the account or benefit of a U.S. person;

Each purchaser of the securities certifies that it was not a U.S. person and was not acquiring the securities for the account or benefit of any U.S. person;

Each purchaser of the securities agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

The securities contain a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and that hedging transactions involving those securities may not be conducted unless in compliance with the Act; and

We are required, either by contract or a provision in our bylaws, articles, charter or comparable document, to refuse to register any transfer of the securities not made in accordance with the provisions of Regulation S pursuant to registration under the Act, or pursuant to an available exemption from registration.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: April 15, 2015

GROGENESIS, INC.


By: /s/ Joseph Fewer
   ---------------------------------
   Joseph Fewer
   Principal Executive Officer


By: /s/ Ron Evinou
   ---------------------------------
   Ron Evinou
   Principal Financial Officer