Form 10-Q/A
period 2015-02-28
GroGenesis, Inc.
filed 2015-05-14
CIK 1497055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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
                                EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form
10-Q of GroGenesis, Inc. (the "Company") for the period ended February 28, 2015, originally filed with the Securities and Exchange Commission on April 20, 2015
(the "Original Filing"). We are filing this Amendment No. 1 to our Quarterly
Report on Form 10-Q solely to file the Company's Articles of Incorporation as
Exhibit 3.1. This Amendment No. 1 does not change any other portion of the
Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits    The exhibit index below lists the exhibits that are being
filed with this Form 10-Q/A, as part of Amendment No. 1 to the Original Filing.

Exhibit
Number                        Description of Exhibit
------                        ----------------------

3.1            Articles of Incorporation

31.1           Certification of Principal Executive Officer and Principal
               Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

                                       2
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: May 14, 2015

GROGENESIS, INC.

By: /s/ Joseph Fewer
   ---------------------------------
   Joseph Fewer
   Principal Executive Officer and
   Principal Financial Officer

                                       3