Form 10-K
period 2015-05-31
GroGenesis, Inc.
filed 2015-09-14
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  May 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 333-168337

GROGENESIS, INC.

(Exact name of registrant as specified in its charter)

Nevada	42-1771870
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

Highway 79 North, Springville, TN 38256

  (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (855) 691-4764

N/A

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated file [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $24,789,000

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  81,565,000 shares of common stock as of September 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements made in an Annual Report on Form 10-K includes statements about:

•

our ability to successfully commercialize our operations to produce a market-ready product in a timely manner and in enough quantity;

•

absence of contracts with customers or suppliers;

•

our ability to maintain and develop relationships with customers and suppliers;

•

our ability to successfully integrate acquired businesses or new brands;

•

the impact of competitive products and pricing;

•

supply constraints or difficulties; and

•

the retention and availability of key personnel.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended May 31, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•

general economic and business conditions;

•

substantial doubt about our ability to continue as a going concern;

•

our need to raise additional funds in the future;

•

our ability to successfully recruit and retain qualified personnel in order to continue our operations;

•

our ability to successfully implement our business plan;

•

our ability to successfully acquire, develop or commercialize new products and equipment;

•

the commercial success of our products;

•

intellectual property claims brought by third parties;

•

the impact of any industry regulation; and

•

other factors discussed under the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended May 31, 2015.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Overview

We were incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On October 18, 2013, we amended our articles of incorporation in order to change our name to GroGenesis, Inc. and to affect a forward split of our issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001.  The name change and split were conditions precedent to our asset acquisition agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee, whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.

On September 9, 2013, we entered into an asset purchase agreement with Joseph Fewer and Stephen Moseley, whereby we agreed to acquire all rights, title, and interest in and to the assets relating AgraBurst™ (the “APA”).  In consideration of Joseph Fewer selling the intellectual property comprising AgraBurst™ to us, including the technology described in the United States provisional patent application number 61/897,584 -  "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern, we issued to Mr. Fewer 12,500,000 post forward-split common shares in our capital.  The APA also required that we complete a forward split of our common stock such that 25 new shares of common stock are exchanged for each currently issued share of common stock outstanding, and that 74,000,000 shares of post-forward-split common stock held by our former president be returned to treasury.  We completed this forward-split on November 1, 2013.  We have also executed a consulting agreement with Mr. Fewer whereby he will provide his full-time management services to us in consideration for payments of $7,000 per month.  The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations.

We also entered into a consulting agreement with Mr. Moseley on September 9, 2013, whereby we agreed to acquire certain equipment used in conjunction with the production, sales, and marketing of AgraBurst™.  In consideration of Mr. Moseley transferring title of these assets to us, we issued 5,000,000 post-split shares of our common stock to him.  We have also executed a consulting agreement with Mr. Moseley whereby he will receive $5,000 per month in consideration for him providing his full-time services to us.  As with Mr. Fewer's consulting agreement, Mr. Moseley's agreement will become effective on the date that we raise a minimum of $500,000 for operations.  The agreement recognizes that Mr. Moseley has been involved in the sale of surfactants prior to the date of the agreement and that he shall maintain the right to sell AgraBurst™ to 53 existing clients and profit exclusively from sales to them.

We have also entered into an easement agreement with Joseph Fewer and Denise Fewer, Mr. Fewer's wife, whereby they have agreed to grant to us the right to use a portion of their farm located in Alymer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgraBurst™.  In consideration of the easement, we have issued to Joseph and Denise Fewer an aggregate of 2,500,000 post-split shares of our common stock.  The initial term of the easement is three years.

We completed the purchase of the assets necessary for the operation of AgraBurst™ surfactant manufacture and sales business on February 7, 2014.

In January 2015, we introduced a new organic product, AgraBlast™.  AgraBlast™ is a liquid broad-spectrum algaecide, fungicide, bactericide, and general sanitation product for use in agricultural industries.  This new product causes no harm to the environment with no residual or harmful components persisting after spraying.  All the degradation products are beneficial to both soil and plant.

Throughout this Annual Report, both AgraBurst™ and AgraBlast™ shall be referred to as the “Products” and individually as AgraBurst and AgraBlast.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refers to GroGenesis, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Business Description

AgraBurst

AgraBurst consists of a blend of predominantly natural plant extracts, or phytochemicals, that are naturally-derived, non-toxic, carcinogen-free, and biodegradable.  It is a foliar-feed liquid growth enhancer that aids efficient nutrient and water uptake in plants.  Foliar feeding involves applying the product directly to plant foliage, which then absorbs it.  AgraBurst can be used alone or tank-mixed with most liquid fertilizers, herbicides, pesticides, and fungicides in order to increase their effectiveness.  It can also be utilized as a wash for fruits and vegetables, and as a cleaner for garden and lawn sprayers, field-sized sprayers, and agricultural tanks.

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

AgraBlast

AgraBlast is a liquid broad-spectrum algaecide, fungicide, bactericide, and general sanitation product for use in agricultural industries.  This new product causes no harm to the environment with no residual or harmful components persisting after spraying.  All the degradation products are beneficial to both soil and plant.

Product Safety

Because AgraBurst is comprised of natural refined extracts that originate from tree oils and plants, they are considered environmentally friendly.  The Products are free of genetically modified organisms.

Market for the Products

As consumers become increasingly concerned over the use of synthetic pesticides and fertilizers on food crops, the infiltration of harmful crop additives in soil and water supplies, and the availability of food products as reasonable prices, there is growing pressure on global farmers to provide safe food products for consumption without causing undue environmental harm.  Because the Products are formulated with ingredients that have no adverse health and environmental impacts, the potential market for the Products is large.  Our business plan is based on the premise that there will be increasing pressure on farmers to provide more agricultural products without increasing the amount of land cleared for farm use or creating environmental or health risks for society.  We intend to initially manufacture and distribute the Products in the United States and Canada with a view to expanding our market focus as we develop our business and market.

Our AgraBurst manufacturing facility is currently located in Paris, Tennessee, and has the capacity to produce approximately 100,000 gallons of AgraBurst per month with existing equipment.  Currently, it takes approximately six hours to produce a 1,000 gallon batch.  The manufacturing process incorporates an exothermic process that involves ingredient mixing in large stainless steel tanks and then allowing the product to cool.  Currently, AgraBurst is sold to a small group of farmers and local cooperatives located primarily in Tennessee and Kentucky.  Currently, AgraBlast is not manufactured in our facility and is purchases from third-party suppliers.

Agreement with Texas A&M

On May 2, 2014, the Company entered into an Agreement with Texas A&M University (“TAMU”) under which  TAMU is conducting a two-year field study of AgraBurst in two Texas locations.  The Agreement required a series of payments to TAMU totaling $43,636 through March 1, 2015.  A final report summarizing the results for both years of the study is to be submitted to the Company by December 15, 2015.

International

We intend to explore the international markets for our Products, including exploratory trials in Guatemala, China, Thailand and Australia.  We are also in the early stages of relationships in Mexico, Cuba, Brazil, Columbia and Eastern Europe.

Industry

The two industries in which GroGenesis is focused on are the biostimulant industry and the crop protection industry.

Biostimulant Industry

Our core product, AgraBurst, is used in the biostimulant industry while AgraBlast is focused on the crop protection Industry.  The agricultural biostimulant industry is an emerging sector of the agricultural economy that is expanding rapidly with a category of products now called plant “biostimulants”.  Biostimulant products are used in a variety of applications in agriculture and horticulture.  The category as a whole is gaining recognition for contributing to increased crop yields, improving horticultural practices and enhancing nutrient use efficiency by improving nutrient uptake and reducing losses to the environment.

In general, these are materials that are neither fertilizers (in the traditional sense) nor pesticides, but are beneficial in some way to the health and growth of a plant.  As the category matures, we believe more consensus will be established around the definition.  In Europe, for example, the European Biostimulant Industry Consortium (EBIC) has proposed a definition: “Plant biostimulant meaning a material which contains substance(s) and/or microorganisms whose function when applied to plants or the rhizosphere is to stimulate natural processes to benefit nutrient uptake, nutrient use efficiency, tolerance to abiotic stress, and/or crop quality, independently of its nutrient content.”  Current thinking suggests a broadening of fertilizer definitions from the traditional N-P-K model (N-P-K fertilizer is primarily composed of three main elements including Nitrogen (N), Phosphorus (P), and Potassium (K), each of these being essential in plant nutrition) to more integrated approaches to plant nutrition that include biostimulant technologies.  It is expected that biostimulant products will begin being regulated under the new laws in Europe by 2015.  In the United States, fertilizer is not registered at the federal level.  Instead, each state has its own fertilizer regulatory program.  Thus, there are a number of different - and often conflicting - standards for managing fertilizers, plant or soil amendments and/or biostimulants.

In response to these issues, the Biostimulant Coalition, a group of companies who are cooperating to address the regulatory and legislative issues around biostimulants, has proposed a definition of biostimulant that, while similar on several key points, differs slightly from the proposed European definition.  The definition states that: “A biostimulant is a material that, when applied to a plant, seed, soil or growing media - in conjunction with established fertilization plans, enhances the plant's nutrient use efficiency, or provides other direct or indirect benefits to plant development or stress response.”

The above definition is currently under consideration by the Association of American Plant Food Control Officials (AAPFCO).  AAPFCO is an entity that promotes uniformity among U.S. states with regard to their fertilizer regulatory programs.  If approved by AAPFCO, this definition could then be considered by the U.S. Department of Agriculture (USDA) for inclusion in a variety of department programs.

Due to the fact that U.S. fertilizer regulations have become increasingly more stringent, particularly with regard to nutrient loading in water bodies, demand for biostimulant products has grown.  The Environmental Protection Agency (EPA) and an increasing number of states have put targets on reducing nutrient loadings into water.  Additionally, USDA has created voluntary programs that offer financial incentives to producers who use technologies that lessen the environmental impact of farming, leading some producers to seek out plant biostimulant products.  We believe that these trends are almost certain to continue and will likely result in an expanded biostimulant market.

Currently in Europe, biostimulant materials are used on approximately 4 million hectares (9.9 million acres), a number we believe will increase.  In the United States, we do not have accurate estimates of the number of acres on which biostimulant products are used, nor do we know what quantity of these products are currently being sold or used.  Given that the industry is in its early stages, a study will need to be conducted in the near future to better answer these questions.

The biostimulant category is in its relative infancy, but the rapidly increasing level of investment in research is beginning to yield exciting insights into the potential of these products.  As momentum grows, we believe the level of applied knowledge around biostimulant technologies will increase and that plant biostimulants will play a significant, growing role in an expanding world.

Crop Protection Industry

Crop protection products consist of a variety of crop protection products both organic and non-organic used to increase agricultural yield.  Demand for increasing per acre/hectare yield and growing demand for food free from harmful organisms is driving the global crop protection market.  We expect that the the global crop protection market will demonstrate a modest, yet steady growth in the coming future.  Broadly, the global crop protection chemicals market is segmented by application, product type, and geography.

The increasing number of nematodes, weed species, and other harmful insects that disrupt the natural growth of crops is projected to add to the demand for crop protection products.  The elevated productivity per unit labor supported by these products will also add to their demand.  In addition to this, the better timelines along with the flexibility resulting from the use of crop protection products will propel this market.

Though the global crop protection market will exhibit steady growth in the foreseeable future, it will face a number of challenges that will suppress it.  Some of the major challenges the global crop protection market faces is the ban imposed by market regulators, increasing resistance of pests to crop chemicals, extinction of rare beneficial species due to the use of crop protection products, and the adverse effects of these products on human health.

Considering all these market dynamics, experts forecast a CAGR of 5.4% for the global crop protection market annually.  The market was worth $48 billion in 2011 and is anticipated to be worth $71.3 billion by 2018.

By product type, the global crop protection market is divided into herbicides, insecticides, fungicides, and others.  The herbicides segment is projected to witness the highest growth at a 6.1% CAGR annually.  By application, the global crop protection chemicals market is divided into grain type crops and oilseeds crops.

Geographically, Asia Pacific has emerged as a huge market for crop protection chemicals and is predicted to demonstrate healthy growth in the foreseeable future.

Notable companies operating in the global crop protection chemicals market are DuPont, Arystya Lifescience, Sumotomo Chemicals, Nufarm, Makhteshim Agam, and DOW Agroscience.

Competition

Our ability to market the Products in North America will be adversely impacted by the fragmented and competitive nature of the agriculture fertilizer and fertilizer enhancement industry.  The sector includes large entities that produce fertilizers in massive quantities, as well as small, boutique manufacturers that produce fertilizers and growth enhancement products in small batches.

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

Taminco Corp. (Belgium) holds the largest share of the North American biostimulants market, as of 2014.  The other firms such as Italopolina S.p.A (Italy), Koppert BV (Netherlands), and Isagro S.p.A (Italy) are competing for a significant share of the biostimulants market in the North American region.  These companies are adopting market strategies such as mergers & acquisitions, joint ventures, new product developments, and expansions to increase their market shares in the North American biostimulants market.

On the other hand, well established and well-known companies such as Syngenta, Bayer CropScience, BASF, Dow AgroSciences, Monsanto, DuPont, Makhteshim Agan, Nufarm, Sumitomo Chemical, and FMC service the Crop Protection Sector with traditional agrochemicals.

Sales and Marketing

Our proposed marketing strategy is to demonstrate to our potential end-use customers, principally commercial farmers, that AgraBurst will increase their agricultural output and AgraBlast can help with the control of fungal diseases.  We intend to accomplish this through a combination of independent product testing through scientific trials and by allowing farmers to use AgraBurst and AgraBlast on a trial basis.  We expect that our marketing strategy will be most successful if farmers are able to realize improvements in crop quality and yield and crop protection.

We intend to sell AgraBurst and AgraBlast through distribution arrangements with agricultural input distributors and agricultural supply stores.  We are subject to the risk that large, high-profile, distributors could exert substantial pressure on us due to their size and the small contribution that our products would likely have to their financial success.  Because of this difference in market influence, such distributors would have leverage over the pricing and promotion of AgraBurst and AgraBlast.

We hope to enter into agreements with both national and international distributors, though there is no guarantee that we will be successful in reaching such arrangements.  If we decide to directly control product distribution, we will incur costs related to taking and processing product orders from retailers, shipping and warehousing costs, credit, collections, and in-house accounting fees.

Government Regulation

While agricultural fertilizers, soil amendments, and related products are highly regulated at the state level in the United States, these regulations do not apply to AgraBurst because it is a crop surfactant that is comprised of less than 3% nitrogen.

We anticipate that we will incur periodic testing costs in order to ensure that AgraBurst qualifies as a crop surfactant and is not deemed to be a fertilizer or similarly regulated product that is subject to regulatory requirements.  We may also incur periodic testing of AgraBlast to ensure it qualifies as a crop protection product.  However, we do not anticipate that such testing costs will be material to our operations.

Patents and Trademarks

The composition of AgraBurst is covered by provisional patent application number 61/897,584 - "Composition and Method for Enhancing Plant Growth" that was filed with the United States patent office on October 30, 2013.  We currently do not have any patents or patents pending on AgraBlast.

We have registered the trademark “AGRABURST,” Registration No. 4,594,428, registered August 26, 2014. We have filed a trademark application for the name “AGRABLAST,” Serial No. 86/598,019, filed April 15, 2015. The application is currently in process.

Research and Development

We have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.

Facilities

Our manufacturing facility is located in Paris, Tennessee, and has the capacity to produce approximately 100,000 gallons of AgraBurst per month with existing equipment.  The facility was leased under a 1-year rental agreement with Bradley Morley at the rate of $800 per month, which lease term expired on May 22, 2014 and now continues on a month-to-month basis until terminated by either party on written notice. Management believes that this facility's current production capacity is sufficient to satisfy customer demand for the foreseeable future. We will consider re-locating and/or expanding internationally to new manufacturing facilities in future based on sales fulfilment logistics concerns, along with sales side requirements and economics.

Pursuant to our asset purchase agreement with Joseph Fewer, we also have an easement for a period of three years in a 10-acre portion of a hobby farm located in Aylmer, Ontario. The easement allows us to operate an agricultural surfactant testing and development facility on the land.

Employees

We currently have one employee, our Chief Executive Officer.  We also utilize the services of outside consultants for various aspects of business development, finance and accounting.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.

Risks Related to Our Business and Industry

The market for our product may be limited, and as a result, our business may be adversely affected.

The feasibility of marketing our product has been assumed to this point and there can be no assurance that such assumptions are correct.  It is possible that the costs of development and implementation of our bio stimulant and crop protection technology may be too expensive to market AgraBurst and AgraBlast at a competitive price.  It is likewise possible that competing technologies will be introduced into the marketplace before or after the introduction of our product to the market, which may affect our ability to market our product at a competitive price.

Furthermore, there can be no assurance that the prices we determine to charge for our product will be commercially acceptable or that the prices that may be dictated by the market will be sufficient to provide to us sufficient revenues to profitably operate and provide a financial return to our investors.

Our business and operations are affected by the volatility of prices for agricultural inputs.

Our business, prospects, revenues, profitability and future growth are highly dependent upon the prices of and demand for various food commodities.  Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon agricultural commodity prices.  These prices have been and are likely to continue to be extremely volatile for seasonal, cyclical and other reasons.  Any substantial or extended decline in the price of agricultural commodities will have a material adverse effect on our financing capacity and our prospects for commencing and sustaining any economic commercial production.  In addition, increased availability of imported agricultural commodities can affect our business by lowering commodity prices.  This could reduce the value of inventories, held both by us and by our customers, and cause many of our customers to reduce their orders for new products until they can dispose of their higher cost inventories.

Market demand for our products may decrease.

We face competition from other producers of agricultural bio stimulants and crop protection products as well as from fertilizer and agricultural chemical manufacturers.  The bases on which we expect to compete include, but may not be limited to:

•

price;

•

product quality;

•

brand identification; and

•

customer service.

Demand for our products will be affected by our competitors’ promotional spending.  We may be unable to compete successfully on any or all of these bases in the future, which may have a material adverse effect on our revenues and results of operations.

Moreover, although historically the logistics and perishability of food commodities has led to regionalized competition, the market for fresh food commodities is becoming increasingly globalized as a result of improved delivery logistics and improved preservation of the products.  Increased competition, consolidation, and overcapacity may lead to lower product pricing of competing products that could reduce demand for our products and have a material adverse effect on our revenues and results of operations.

If we do not have access to all of the equipment, supplies, materials and services needed, we may have to suspend our operations as a result.

Competition and unforeseen limited sources of supplies in the industry may result in occasional spot shortages of equipment, supplies and materials.  In particular, we may experience possible unavailability of core ingredients used in AgraBurst and AgraBlast and materials and services used in our production facilities.  Such unavailability could result in increased costs and delays to our operations.  If we cannot find the products, equipment and materials that we need on a timely basis, we may have to suspend our production plans until we find the products, equipment and materials that we need.

If we lose our key management and technical personnel, our business may be adversely affected.

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer. We do not currently maintain any key man insurance.  An unexpected partial or total loss of the services of these key individuals could be detrimental to our business.

Our expansion plans for our bio stimulant and crop protection product production reflects our current intent and is subject to change.

Our current plans regarding expansion of our Bio Stimulant and Crop Protection production facilities are subject to change.  Whether we ultimately undertake our expansion plans will depend on the following factors, among others:

•

availability and cost of capital;

•

current and future commodity prices;

•

costs and availability of raw materials, equipment, supplies and personnel necessary to conduct these operations;

•

success or failure of system design and activities in similar areas;

•

changes in the estimates of the costs to complete production facilities; and

•

decisions of operators and future joint venture partners.

We will continue to gather data about our production facilities, and it is possible that additional information may cause us to alter our schedule or determine that a certain facility should not be pursued at all.

Our product is subject to regulatory approvals and if we fail to obtain such approvals, our business may be adversely affected.

Failure to ensure product safety and compliance with food various standards could result in serious adverse consequences for us.

As our end products are for human consumption, food safety issues (both actual and perceived) may have a negative impact on the reputation of and demand for our products. In addition to the need to comply with relevant safety regulations, it is of critical importance that our products are safe and perceived as safe and healthy in all relevant markets.

An inadvertent shipment of contaminated products may be a violation of law and may lead to product liability claims, product recalls (which may not entirely mitigate the risk of product liability claims), increased scrutiny and penalties, including injunctive relief and plant closings, by regulatory agencies, and adverse publicity.

Increased quality demands from authorities in the future relating to safety may have a material adverse effect on our business, financial condition, results of operations or cash flow.  Legislation and guidelines with tougher requirements are expected and may imply higher costs for the bio stimulant and crop protection industry.  In particular, the ability to trace products through all stages of development, certification and documentation is becoming increasingly required under safety regulations.

The bio stimulant and crop protection industry in general experiences high levels of customer awareness with respect to safety and product quality, information and traceability.  We may fail to meet new and exacting customer requirements, which could reduce demand for our products.

Our success is dependent upon our ability to commercialize our bio stimulant and crop protection production technology.

We are currently in the pilot production stage but have not yet commenced full commercial operations.  Since inception, we have been engaged principally in the research and development of the bio stimulant and crop protection technology.  Therefore, we have a limited operating history upon which an evaluation of our prospects can be made.  Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving bio stimulant and crop protection industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

Our bio stimulant and crop protection production technology may not operate as intended.

Although we have successfully tested our bio stimulant and crop protection technology, our approach, which is still fairly new in the industry, may not operate as intended or may be subject to other factors that we have not yet considered.

The degree of public understanding and acceptance or perceived public acceptance of our technology and products can affect our sales and results of operations by affecting planting approvals, regulatory requirements and customer purchase decisions.

Some opponents of our technology may actively raise public concern about the potential for adverse effects of our products on human or animal health, other plants and the environment. Public concern can affect the timing of, and whether we are able to obtain, government approvals.  Even after approvals are granted, public concern may lead to increased regulation or legislation or litigation against government regulators concerning prior regulatory approvals, which could affect our sales and results of operations and may adversely affect sales of our products to farmers.

Our success is dependent upon our ability to protect our intellectual property.

Our success will depend in part on our ability to obtain and enforce protection for our intellectual property in the United States and other countries.  It is possible that our intellectual property protection could fail.  It is possible that the claims for patents or other intellectual property protections could be denied or invalidated or that our protections will not be sufficiently broad to protect our technology.  It is also possible that our intellectual property will not provide protection against competitive products, or will not otherwise be commercially viable.

Our commercial success will depend in part on our ability to commercialize our bio stimulant and crop protection production without infringing on patents or proprietary rights of others.  We cannot guarantee that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights or that other parties have not or will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

Our results of operations and financial condition may be significantly affected by disruptions caused by weather, natural disasters, accidents, and security breaches, including cyber-security incidents.

Weather and field conditions can adversely affect the timing of crop planting, acreage planted, crop yields and commodity prices.  Natural disasters or industrial accidents could also affect manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply requirements. We utilize and rely upon information technology systems in all aspects of our business.  Failure to effectively prevent, detect and recover from the increasing number and sophistication of information security threats could result in theft, misuse, modification and destruction of information, including trade secrets and confidential business information, and cause business disruptions, delays in research and development, reputational damage, and third-party claims, which could significantly affect our results of operation and financial condition.

Risks Related to Financing Our Business

Expansion of our operations will require significant capital expenditures for which we may be unable to obtain sufficient financing.

Our need for additional capital may adversely affect our financial condition.  We have no sustained history of earnings and have operated at a loss since we commenced business.  We have relied, and continue to rely, on external sources of financing to meet our capital requirements, to continue developing our proprietary technology, to build our production facilities, and to otherwise implement our corporate development and investment strategies.

We plan to obtain the future funding that we will need through the debt and equity markets but there can be no assurance that we will be able to obtain additional funding when it is required.  If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable business opportunities.  Our limited operating history may make it difficult to obtain future financing.

Our ability to generate positive cash flow is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing, and general and administrative expenses.  In addition, our growth will require a significant investment in working capital.  Our business will require significant amounts of working capital to meet our production requirements and support our growth.

We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of revenues and profitability from operations.  There can be no assurance that we will ever operate profitably.  Our success is significantly dependent on uncertain events, including successful development of our technology, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products.

Before receiving revenues from sales to customers of our products, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations.  We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

Risks Related to Doing Business in Foreign Countries

Our operations in foreign countries are subject to political, economic, legal and regulatory risks.

The following aspects of political, economic, legal and regulatory systems in foreign countries create uncertainty with respect to many of the legal and business decisions that we make:

•

cancellation or renegotiation of contracts due to uncertain enforcement and recognition procedures of judicial decisions;

•

disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•

changes in foreign laws or regulations that adversely impact our business;

•

changes in tax laws that adversely impact our business, including, but not limited to, increases in the tax rates and retroactive tax claims;

•

royalty and license fee increases;

•

expropriation or nationalization of property;

•

currency fluctuations;

•

foreign exchange controls;

•

import and export regulations;

•

changes in environmental controls;

•

risks of loss due to civil strife, acts of war and insurrection; and

•

other risks arising out of foreign governmental sovereignty over the areas in which our operations are conducted.

Consequently, our development and production activities in foreign countries may be substantially affected by factors beyond our control, any of which could materially adversely affect our business, prospects, financial position and results of operations.  Furthermore, in the event of a dispute arising from our operations in other countries, we may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non-U.S. persons to the jurisdiction of the courts in the United States, which could adversely affect the outcome of a dispute.

The cost of complying with governmental regulations in foreign countries may adversely affect our business operations.

We may be subject to various governmental regulations in foreign countries.  These regulations may change depending on prevailing political or economic conditions.  In order to comply with these regulations, we believe that we may be required to obtain permits for producing our products and file reports concerning our operations.  These regulations affect how we carry on our business, and in order to comply with them, we may incur increased costs and delay certain activities pending receipt of requisite permits and approvals.  If we fail to comply with applicable regulations and requirements, we may become subject to enforcement actions, including orders issued by regulatory or judicial authorities requiring us to cease or curtail our operations, or take corrective measures involving capital expenditures, installation of additional equipment or remedial actions.  We may be required to compensate third parties for loss or damage suffered by reason of our activities, and may face civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing our operations and activities could affect us in a materially adverse way and could force us to increase expenditures or abandon or delay the development of our business plan.

Our international operations involve the use of foreign currencies, which subjects us to exchange rate fluctuations and other currency risks.

The revenues and expenses of our international operations are generally denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. dollar.  These exchange rate fluctuations will subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations.  In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide.  While we intend to obtain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business.  It is also not possible to obtain insurance to protect against all operational risks and liabilities.  The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.  We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Risks Related to Ownership of our Common Stock

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for or reacting to changes in our business and industry and may place us at a competitive disadvantage to competitors with sufficient or excess capitalization.  If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations.  Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.  Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Marketplace under the symbol “GROG”, the trading volume of our stock is limited and a market may not develop or be sustained.  As a result, any trading price of our common stock on the OTC Marketplace may not be an accurate indicator of the trading price of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

State securities laws may limit secondary trading, which may restrict the states in which you can sell our shares of common stock.

You may not be able to resell the shares of common stock held in the Company in a state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state, or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state.  There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state.  In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and limit a stockholder’s ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

limited “public float” in the hands of a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

•

actual or anticipated variations in our quarterly operating results;

•

changes in our earnings estimates;

•

our ability to obtain adequate working capital financing;

•

changes in market valuations of similar companies;

•

publication (or lack of publication) of research reports about us;

•

changes in applicable laws or regulations, court rulings, enforcement and legal actions;

•

loss of any strategic relationships;

•

additions or departures of key management personnel;

•

actions by our stockholders (including transactions in our shares);

•

speculation in the press or investment community;

•

increases in market interest rates, which may increase our cost of capital;

•

changes in our industry;

•

competitive pricing pressures;

•

our ability to execute our business plan; and

•

economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.

The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

The existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain indemnification provisions for our directors, officers and employees.  The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud.  As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies”.  A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of May 31, 2015, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended May 31, 2015, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past.  It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

As a public company, we will incur significant increased operating costs and our management will be required to devote substantial time to new compliance initiatives.

Although our management has significant experience in the agricultural industry, it has only limited experience operating the Company as a public company.  To operate effectively, we will be required to continue to implement changes in certain aspects of our business and develop, manage and train management level and other employees to comply with on-going public company requirements.  Failure to take such actions, or delay in the implementation thereof, could have a material adverse effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Our independent registered public accounting firm has issued its audit opinion on our financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to an uncertainty with the respect to our ability to continue as a going concern.

The report of our independent registered public accounting firm, with respect to our financial statements and the related notes for the fiscal year ended May 31 2015, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 in our past, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that our Current Report on Form 8-K was filed with the Commission reflecting the Company’s status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our AgraBurst manufacturing facility is located in Paris, Tennessee, and has the capacity to produce approximately 100,000 gallons of AgraBurst per month with existing equipment.  The facility is currently leased under a rental agreement at the rate of $800 per month, which lease term continues on a month-to-month basis until terminated by written notice from either party.

We have also entered into an easement agreement with Joseph Fewer and Denise Fewer, Mr. Fewer's wife, whereby they have agreed to grant to us the right to use a portion of their farm located in Alymer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgraBurst.  In consideration of the easement, we have issued to Joseph and Denise Fewer an aggregate of 2,500,000 shares of our common stock.  The initial term of the easement is three years.

ITEM 3. LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol “GROG”.  The closing price of our common stock on September 10, 2015 was $0.201 per share.  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com).  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Bid High	Bid Low
May 31, 2015	$ 1.06	$ 0.34
February 28, 2015	$ 0.75	$ 0.50
November 30, 2014	$ 0.60	$ 0.42
August 31, 2014(1)	$ -	$ -
May 31, 2014(1)	$ -	$ -
February 28, 2014(1)	$ -	$ -
November 30, 2013(1)	$ -	$ -
August 31, 2013(1)	$ -	$ -

(1) No data available during this period.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

Holders of Common Stock

As of September 10, 2015, there were 38 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”  As of such date, 81,565,000 shares were issued and outstanding.

Registration Rights

We currently do not have any investment agreements in place with registration rights.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 3, 2015, the Company completed a private placement consisting of 728,571 shares of common stock at a price of $0.35 per share for total proceeds of $255,000.  As of May 31, 2015, the common stock had not been issued.

The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of May 31, 2015.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2015, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report.  Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance.  All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements.  In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see our “Risk Factors” for a list of our risk factors.

Overview

We were incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On October 18, 2013, we amended our articles of incorporation in order to change our name to GroGenesis, Inc. and to affect a forward split of our issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consists of 200,000,000 shares of common stock with a par value of $0.001.  The name change and split were conditions precedent to our asset acquisition agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee, whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.

On September 9, 2013, we entered into an asset purchase agreement with Joseph Fewer and Stephen Moseley, whereby we agreed to acquire all rights, title, and interest in and to the assets relating AgraBurst™ (the “APA”).  In consideration of Joseph Fewer selling the intellectual property comprising AgraBurst™ to us, including the technology described in the United States provisional patent application number 61/897,584 -  "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern, we issued to Mr. Fewer 12,500,000 post forward-split common shares in our capital.  The APA also required that we complete a forward split of our common stock such that 25 new shares of common stock are exchanged for each currently issued share of common stock outstanding, and that 74,000,000 shares of post-forward-split common stock held by our former president be returned to treasury.  We completed this forward-split on November 1, 2013.  We have also executed a consulting agreement with Mr. Fewer whereby he will provide his full-time management services to us in consideration for payments of $7,000 per month.  The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations.

We completed the purchase of the assets necessary for the operation of AgraBurst™ surfactant manufacture and sales business on February 7, 2014.

In January 2015, we introduced a new organic product, AgraBlast™.  AgraBlast™ is a liquid broad-spectrum algaecide, fungicide, bactericide, and general sanitation product for use in agricultural industries.  This new product causes no harm to the environment with no residual or harmful components persisting after spraying.  All the degradation products are beneficial to both soil and plant.

Recent Developments

On April 15, 2015, we entered into a letter of intent with Hill Chemical, Inc. for the purposes of sub-contracted blending, packaging and shipping for our AgraBlast and AgraBurst liquid concentrate product lines.

Results of Operations

Comparison of the Twelve Months Ended May 31, 2015 and the Twelve Months Ended May 31, 2014

Revenue

The Company had revenues of $39,813 for the year ended May 31, 2015, as compared to revenues of $60,475 for the same period in 2014.  Revenue decreased by $20,662 due to our focus and efforts being re-directed to R&D and new product development.

Expenses

Our expenses for the twelve months ended May 31, 2015 are summarized as follows in comparison to our expenses for same period in 2014:

	Year Ended May 31,
	2015	2014
Commissions	$3,925	$3,550
Consulting fees	256,400	69,000
Depreciation	34,953	10,270
General and administrative expenses	152,434	138,094
Impairment loss on intangible assets	201,000	1,107,101
Transfer agent and filing fees	18,263	7,134
Professional fees	53,902	72,220
Total Expenses	$720,877	$1,407,369

Operating expenses decreased $686,492 from $1,407,369 for the year ended May 31, 2014 to $720,877 for the year ended May 31, 2015, a decrease of 49%.  The primary reason for the decrease is due to the impairment of goodwill of $1,107,101 during the year ended May 31, 2014, as compared with $201,000 during the same period in 2015.  This decrease was partially offset by a $187,400 increase in consulting fees for the year ended May 31, 2015 in comparison to the previous year.

Liquidity and Capital Resources

As of May 31, 2015, we had cash on hand of $654 and a working capital deficiency of $298,371.

Private Placement Offerings

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

On April 3, 2015, the Company completed a private placement consisting of 728,571 shares of common stock at a price of $0.35 per share for total proceeds of $255,000.  As of May 31, 2015, the common stock had not been issued.

Working Capital Deficiency

	May 31,	May 31,
	2015	2014
Current assets	$45,862	$55,495
Current liabilities	344,233	172,858
Working capital deficiency	$298,371	$117,363

The increase in current liabilities is due primarily to a $148,957 increase in related party payables.

Cash Flows

	Year Ended May 31,
	2015	2014
Net cash used in operating activities	$(292,784)	$(115,335)
Net cash used in investing activities	-	(45,000)
Net cash provided by financing activities	281,250	163,050
Increase (decrease) in cash	$(11,534)	$2,715

The increase in net cash used in operating activities in the twelve months ended May 31, 2015, as compared to the same period last year is due primarily to an increase in operating expenses, excluding non-cash charges for impairment losses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Future Financing

Given our cash position of $654 as of May 31, 2015, management believes that our cash on hand and working capital are insufficient to meet our current anticipated cash requirements.

We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $2.5 million to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

The audited consolidated financial statements contained in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from its inception as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the fiscal year ended May 31, 2015.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  The amendments in ASU 2014-10 remove an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity.  The revised consolidation standards are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early application permitted.  The Company has elected to early adopt the provisions of ASU 2014-10 for these consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, although early adoption is permitted.  This guidance is not expected to have an impact on the financial statements of the Company.  If any event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosures as required by ASU 2014-15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROGENESIS

FINANCIAL STATEMENTS AS OF MAY 31, 2015

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-27

FINANCIAL STATEMENTS:

Balance Sheets	F-28

Statements of Operations	F-29

Statements of Changes in Stockholders’ Deficit	F-30

Statements of Cash Flows	F-31

Notes to Financial Statements	F-32 to F-38

PLS CPA, A PROFESSIONAL CORPORATION

* 4725 MERCURY ST. #210 * SAN DIEGO * CALIFORNIA 9111 *
* TELEPHONE (858)722-5953 * FAX (858) 761-0341 *  FAX (858) 433-2979 *
* E-MAIL changgpark@gmail.com *

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
GroGenesis, Inc.

We have audited the accompanying balance sheets of GroGenesis, Inc. (the “Company”) as of May 31, 2015 and 2014 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GroGenesis, Inc. as of May 31, 2015 and 2014, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

September 14, 2015
San Diego, CA. 92111

GROGENESIS, INC.

BALANCE SHEETS

	For the Year Ended
	May 31, 2015	May 31, 2014

ASSETS

Current Assets

Cash	$654	$12,188
Prepaid expense	20,500	18,900
Amounts receivable, net	2,475	19,000
Inventory	22,233	5,407

Total Current Assets	45,862	55,495

Property, plant and equipment	124,306	159,259
Intangible assets	40,260	241,260

Total Assets	$210,428	$456,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$117,548	$115,005
Related party payables	192,560	36,103
Deferred revenue	12,375	-
Advance	21,750	21,750

Total Liabilities	344,233	172,858

Stockholders’ Equity

Common stock, 200,000,000 shares authorized, $0.001 par value; 81,565,000 shares and 81,430,000 shares issued and outstanding as of May 31, 2015 and 2014, respectively	81,565	81,430

Common stock subscribed	255,000	21,000

Additional paid-in capital	1,652,715	1,605,600

Accumulated deficit	(2,123,085)	(1,424,874)

Total Stockholders’ Equity (Deficit)	(138,805)	283,156

Total Liabilities and Stockholders’ Equity	$210,428	$456,014

The accompanying notes are an integral part of these financial statements.

GROGENESIS, INC.

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

Revenue	$39,813	$60,475
Cost of revenues	17,147	10,253

Gross profit	22,666	50,222

Expenses

Commissions	3,925	3,550
Consulting fees	256,400	69.000
Depreciation	34,953	10,270
General and administrative	152,434	138,094
Impairment loss on intangible assets	201,000	1,107,101
Transfer agent and filing fees	18,263	7,134
Professional fees	53,902	72,220

Total operating expenses	720,877	1,407,369

Loss from operations	(698,211)	(1,357,147)

Other expense	-	-

Net loss	$(698,211)	$(1,357,147)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	81,508,000	118,468,000

The accompanying notes are an integral part of these financial statements.

GROGENESIS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Common Stock	Accumulated
	Number	Par Value	Capital	Subscribed	Deficit	Total

Balance, May 31, 2013	135,000,000	$ 135,000	$ (84,000)	$ -	$ (67,727)	$ (16,727)

Common stock issued for cash	430,000	430	150,070	-	-	150,500

Finders fees	-	-	(6,300)	-	-	(6,300)

Common stock issued pursuant to asset purchase agreements (Note 8)	17,500,000	17,500	1,449,130	-	-	1,466,630

Common stock issued pursuant to an easement agreement (Note 8)	2,500,000	2,500	22,700	-	-	25,200

Return to treasury	(74,000,000)	(74,000)	74,000	-	-	-

Share subscriptions	-	-	-	21,000		21,000

Net loss	-	-	-	-	(1,357,147)	(1,357,147)

Balance, May 31, 2014	81,430,000	$ 81,430	$ 1,605,600	$ 21,000	$ (1,424,874)	$ 283,156

Common stock issued for cash	135,000	135	47,115	(21,000)	-	26,250

Share subscriptions	-	-	-	255,000	-	255,000

Net loss	-	-	-	-	(698,211)	(698,211)

Balance, May 31, 2015	81,565,000	$ 81,565	$ 1,652,715	$ 255,000	$ (2,123,085)	$ (133,805)

The accompanying notes are an integral part of these financial statements.

GROGENESIS, INC.

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

Cash Flows Used in Operating Activities

Net loss	$(698,211)	$(1,357,147)

Adjustments to reconcile to net cash used in operating activities:
Depreciation	34,953	10,270
Impairment of intangible assets	201,000	1,107,101

Changes in operating assets and liabilities:
Prepaid expenses	(1,600)	6,300
Amounts receivable	16,525	(19,000)
Inventory	(16,826)	(5,407)
Accounts payable and accrued liabilities	2,543	106,445
Related party payables	156,457	36,103
Deferred revenue	12,375	-

Net Cash Used In Operating Activities	(292,784)	(115,335)

Cash Flows from Investing Activities

Purchase of property, plant and equipment	-	(45,000)

Net Cash Used in Investing Activities	-	(45,000)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	47,250	150,500
Proceeds from share subscriptions	234,000	21,000
Payments of finders’ fees	-	(6,300)
Repayment of advances to related parties	-	(2,150)

Net Cash Provided by Financing Activities	281,250	163,050

(Decrease) Increase in Cash	(11,534)	2,715

Cash - Beginning of Period	12,188	9,473

Cash - End of Period	$654	$12,188

Supplementary Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for acquisition of assets	-	1,466,630
Common stock issued for prepaid expenses	-	2,525,200

The accompanying notes are an integral part of these financial statements.

GROGENESIS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS

GroGenesis, Inc. (the "Company") was incorporated in the state of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On September 9, 2013, the Company entered into two asset purchase agreements whereby the Company agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.  The agreements closed on February 7, 2014.  The assets acquired are used in conjunction with the production, marketing, and sale of the crop surfactant to be sold under the name "AgraBurst".  Effective November 1, 2013, the Company changed its name to GroGenesis, Inc.  The Company’s former president, Maria Fernandes, resigned on closing.  In addition, the Company has entered into an easement agreement whereby it was granted the right to use a portion of a farm located in Aylmer, Ontario, Canada for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of GroGenesis.

Nature of the Business

The Company is an operating company in the agricultural and environmental sectors through its ownership, manufacture, and sale of a natural blend of plant extracts that is used as a liquid plant growth enhancer, known as AgraBurst™ crop surfactant formula SURF0107 ("AgraBurst").  A plant surfactant is a compound that lowers the surface tension between a liquid and a solid in order to allow for more efficient nutrient uptake in the plant.  The Company commenced business in this sector in February 2014.

In early January 2015, the Company introduced a new organic product, AgraBlast™ (“AgraBlast”).  AgraBlast is a liquid broad-spectrum algaecide, fungicide, bactericide, and general sanitation product for use in agricultural industries.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $2,123,085 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The Company has a May 31 year-end.

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

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market.  At May 31, 2015, inventory consists of raw materials.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, related party payables, and advances.  The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Property and Equipment

Property and equipment consists of a trade show booth and a manufacturing facility and is recorded at cost, less accumulated depreciation.  Property and equipment is amortized on a straight-line basis over its estimated life.

Trade show booth	2 years
Manufacturing facility	10 years

Intangible Assets

Intangible assets consist of intellectual property and all costs incurred to acquire a trademark and a patent application.  Intellectual properties are capitalized in accordance with ASC Topic 350 “Intangibles - Goodwill and Other.”

Revenue Recognition

The Company recognizes revenue when product is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Accounts Receivable

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances.  As of May 31, 2015 and 2014, the Company recorded an allowance of $1,150 and $0, respectively.

Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  During the year ended May 31, 2015, the Company recognized an impairment charge of $201,000 (2014 - $1,107,101) for intangible assets.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Fair value

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles.  The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.  The three-level hierarchy is defined as follows:

•

Level 1 - quoted prices for identical instruments in active markets;

•

Level 2 - quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•

Level 3 - fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	May 31, 2015	May 31, 2014
Trade show booth	$45,000	$45,000
Manufacturing facility	124,529	124,529
	169,529	169,529
Less: accumulated depreciation	(45,223)	(10,270)
	$124,306	$159,259

Depreciation expense was $34,953 and $10,270 for the years ended May 31, 2015 and 2014, respectively.

NOTE 4 - INTANGIBLE ASSETS

On September 30, 2014, the Company entered into an asset purchase agreement (Note 8) whereby the Company issued 12,500,000 shares of restricted common stock in exchange for intellectual property and related assets necessary for operating a plant surfactant manufacture and sale business.  The fair value of the 12,500,000 shares of common stock of $1,342,101 has been recorded as intangible assets.  On May 31, 2014, the Company performed an impairment test on the intellectual property.  The Company recorded impairment of $1,107,101, leaving a carrying balance of $235,000 as May 31, 2014.  On May 31, 2015, the Company performed an impairment test on the remaining $235,000 intellectual property.  The Company recorded impairment of $201,000, leaving a carrying balance of $34,000 as May 31, 2015.

The following represents changes in gross carrying amount of intangibles as of May 31, 2015 and 2014:

	Trademark	Patent	Intellectual Property	Total

Cost:

Balance, May 31, 2014	$1,130	5,130	1,342,101	$1,348,361

Additions	-	-	-	-

Balance, May 31, 2015	1,130	5,130	1,342,101	1,348,361

Accumulated amortization and impairment:

Balance, May 31, 2014	-	-	1,107,101	1,107,101

Additions	-	-	-	-
Impairment	-	-	201,000	201,000

Balance, May 31, 2015	-	-	1,308,101	1,308,101

Carrying amounts:

Balance, May 31, 2014	1,130	5,130	235,000	241,260

Balance, May 31, 2015	$1,130	5,130	34,000	$40,260

NOTE 5 - ADVANCE

As of May 31, 2015 and 2014, the Company owed $21,750 to an associate of the Company’s management. The advance is unsecured, payable on demand and non-interest bearing.

NOTE 6 - RELATED PARTIES

On March 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Operations Officer (the “COO”) whereby the Company agreed to pay the COO $2,500 per month.  During the year ended May 31, 2015, the Company recorded $30,000 of consulting fees for services provided by the COO.  As of May 31, 2015, the Company owes the COO of the Company $37,500 (2014 - $7,500), which is unsecured, non-interest bearing and due on demand.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Financial Officer (the “former CFO”), whereby the Company agreed to pay the CFO $2,500 per month.  The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.  During the year ended May 31, 2015, the Company recorded $27,500 of consulting fees for services provided by the CFO.  As of May 31, 2015, the Company owes the former CFO of the Company $27,500 (2014 - $0), which is unsecured, non-interest bearing and due on demand.

During the year ended May 31, 2015, the Vice President of Sales and Manufacturing (“VPSM”) paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company.  As of May 31, 2015, the Company owes the VPSM of the Company $72,896 (2014 - $12,605), which is unsecured, non-interest bearing and due on demand.

As of May 31, 2015, the Company owes the President of the Company $51,576 (2014 - $15,998) for general and administration expenses and travel expenses paid on behalf of the Company and consulting services provided by the President.  The amount is unsecured, non-interest bearing and due on demand.

As of May 31, 2015, the Company owes the spouse of the President of the Company $6,000 (2014 - $0) for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

During the year ended May 31, 2015, the Company received loans of $53,325 from two shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 7 - CAPITAL STOCK

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

On April 3, 2015, the Company completed a private placement consisting of 728,571 shares of common stock at a price of $0.35 per share for total proceeds of $255,000.  As of May 31, 2015, the common stock had not been issued.

NOTE 8 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business.  The agreement was closed on February 7, 2014.  In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the President of the Company whereby he will receive $7,000 per month.  The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations.  As of February 28, 2015, the Company had not incorporated a wholly-owned subsidiary.

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three year term.  During the year ended May 31, 2015, the Company has recognized $8,400 (2014 - $6,300) as rent expense leaving a balance of $10,500 (2014 - $18,900) remaining in prepaid expense.

On March 1, 2014, the Company entered into a Consulting Agreement with the Company’s Chief Operations Officer (the “COO”) whereby the Company agreed to pay the COO $2,500 per month.

On March 1, 2014, the Company entered into a Consulting Agreement whereby the Company agreed to pay the consultant $2,500 per month effective January 1, 2014.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Financial Officer (the “former CFO”) whereby the Company agreed to pay the former CFO $2,500 per month.

On April 15, 2015, the Company entered into a Consulting and Marketing Service Agreement for a term of 90 days.  Pursuant to the agreement, the Company agreed to pay the consultant $10,000 per month.

On April 16, 2015, the Company entered into a Consulting Agreement for marketing services for a term of 2 months.  Pursuant to the agreement, the Company agreed to pay the consultant $10,000 (paid).

NOTE 9 - INCOME TAXES

As of May 31, 2015, the Company had net operating loss carryforwards of approximately $2,100,000 that may be available to reduce future years’ taxable income through 2035.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended May 31, 2015	For the Year Ended May 31, 2014
Operating loss	$698,211	$1,357,147
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	237,000	461,430
Change in valuation allowance	(237,000)	(461,430)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	May 31, 2015	May 31, 2014
Deferred tax asset attributed to:
Net operating losses	$720,000	$484,457
Less, valuation allowance	(720,000)	(484,457)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as the Company’s ability to realize future tax benefits through utilization of operating loss carryforwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2015 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and our Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments.  Our management concluded, as of May 31, 2015, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of May 31, 2015, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)

Lack of Formal Policies and Procedures.  The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)

Audit Committee and Financial Expert.  The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

(iii)

Insufficient Resources.  The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)

Entity Level Risk Assessment.  The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

(v)

Lack of Personnel with GAAP Experience.  We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company.  Except as set forth below, there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Director Since

Joseph Fewer	61	CEO, President, Secretary, Treasurer and Chairman of the Board	2013
Alan R. Hughes	63	Chief Operating Officer and Director	2014

The Board of Directors is comprised of only one class.  All of the directors serve for a term of one year and until their successors are elected at the Company’s annual shareholders' meeting and are qualified, subject to removal by the Company’s shareholders.  For the year ended May 31, 2015, the Company did not hold an annual shareholders' meeting. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors and is qualified.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Joseph Fewer - CEO, President, Secretary, Treasurer and Chairman of the Board

Mr. Fewer acts as our President, CEO, Secretary, Treasurer and as a director, and has been responsible for much of the formulation and testing of AgraBurst and AgraBlast to date.  Mr. Fewer has acted as the President of Joseph Fewer Acres Inc., a 25-acre hobby farm and supplier of agricultural products in North America since November 2009.  From May 2012 to January 2013, he also acted as Chief Operating Officer of Premier Equipment Services Inc., a ten store John Deere dealership business located in Ontario, Canada.  From 2005 to 2012, Mr. Fewer also acted as President and CEO of AgraTurf Equipment Services Inc., a five store John Deere dealership in southwestern Ontario that subsequently merged with Elmira Farm Services Inc. to create Premier Equipment Services Inc.  We believe Mr. Fewer is qualified to serve on our board of directors because of his business experiences, including his experience as an executive officer of companies in similar industries, as described above.

Alan R. Hughes -Director and former Chief Operating Officer

Mr. Hughes is a director and our former Chief Operating Officer.  Mr. Hughes has spent over 36 years with John Deere managing sales territories, as well as being involved in product training, wholesale finance, and dealer development improvement processes.  Since 2009, he has acted as the principal of Clear Processes, LLC, a consulting company that provides advice on business consolidations, operational performance, and strategic business planning in the agribusiness sector.  Mr. Hughes graduated from Southern Illinois University with a dual degree in agricultural economics and finance.  We believe Mr. Hughes is qualified to serve on our board of directors because of his business experiences, including his experience as a principal of companies in similar industries, as described above.

Family Relationships

There are no other family relationships between or among any of our directors, executive officers and any incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions.  Our Board of Directors performs the functions of audit, nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2015, our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o GroGenesis, Inc., 8810 Hwy 79N Springville, Tennessee 38256.

Director Nominations

As of May 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Joseph Fewer currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has not adopted a written code of ethics that governs the Company’s employees, officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended May 31, 2015 and 2014 by the current and former executive officers of the Company and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Joseph Fewer	2015	Nil	Nil	Nil	Nil	Nil	$42,000	$42,000
CEO and President	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Stephen Moseley	2015	Nil	Nil	Nil	Nil	Nil	$60,000	$60,000
VP Sales and Manufacturing	2014	Nil	Nil	Nil	Nil	Nil	$15,000	$15,000

Alan R. Hughes	2015	Nil	Nil	Nil	Nil	Nil	$30,000	$30,000
Chief Operating Officer	2014	Nil	Nil	Nil	Nil	Nil	$ 7,500	$ 7,500

Maria Fernandes	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Employment Agreements

Joseph Fewer

On January 1, 2014, we executed a consulting agreement with our President and C.E.O., Joseph Fewer, whereby he will provide his full-time management services to us in consideration of payments of $10,000 per month for a three-year term.  The agreement allows for annual bonus awards subject to the achievement of established financial goals or as reasonably determined by the boards.  The agreement includes the granting of options for one million shares of the Company’s common stock per year for three years, however, no stock option agreement or plan has been formalized by the Company.

Alan Hughes

On March 1, 2014, the Company entered into a Consulting Agreement with the Company’s Chief Operation Officer (“COO”) for COO and director services for $2,500 per month.

Stephen Moseley

On September 13, 2014, the Company entered into a Consulting Agreement with the Company’s former Vice-President of Sales and Manufacturing for services for $5,000 per month, effective on the date that we raised a minimum of $500,000 for operations.  Mr. Moseley resigned in July 2015 and the Consulting Agreement never became effective.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.  However, we intend to review and consider future proposals regarding board compensation.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.  There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

The Company does not have a separate Compensation Committee. Instead, the Company’s Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers the Company’s stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 10, 2015, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of September 10, 2015, there were 81,565,000 shares of common stock outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner
	Shares Beneficially	Percentage
Directors and Executive Officers	Owned	Owned (2)

Joseph Fewer 7123 Hacienda Road Aylmer Ontario, Canada, N5H 2R5	24,000,000 (1)	29.42%

Alan R. Hughes 2221 Southwood Dr. The Villages, FL 32162	250,000	0.31%

All Officers and Directors as a Group	24,250,000	29.73%

5% Stockholders

Maria Fernandes H. No. 16/B, Adsulim Benaulim Go Canada	11,000,000	13.47%

Stephen Moseley 737 Salem Circle Paris, TN 38242	5,000,000	6.13%

_____________________________________

(1)

Includes 2,500,000 shares registered in the name of Joseph Fewer and his wife, Denise Fewer.

(2)

Based on 81,565,000 shares of common stock outstanding as of September 10, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of May 31, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•

any director or executive officer of our company;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any promoters and control persons; and

•

any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Asset Purchase Agreement

On September 9, 2013, we entered into an asset purchase agreement with Joseph Fewer, our president and CEO, whereby we acquired from him the intellectual property comprising AgraBurst to us, including the technology described in the United States provisional patent application number 61/897,584 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern.  In connection with the acquisition, we issued to Mr. Fewer 12,500,000 post forward-split common shares in our capital.

Consulting Agreements

We have also executed a consulting agreement with Mr. Fewer whereby he will provide his full-time management services to us in consideration of payments of $7,000 per month.  The consulting agreement will become effective on the date that we raise a minimum of $500,000 for operations.

We have also entered into an easement agreement with Joseph Fewer and Denise Fewer, Mr. Fewer's wife, whereby they have agreed to grant to us the right to use a portion of their farm located in Alymer, Ontario for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of AgraBurst.  In consideration of the easement, we have issued to Joseph and Denise Fewer an aggregate of 2,500,000 post-split shares of our common stock.  The initial term of the easement is three years.

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

On March 1, 2014, we entered into a Consulting Agreement with our Chief Operating Officer, Alan R. Hughes, whereby the Company agreed to pay Mr. Hughes $2,500 per month.  During the year ended May 31, 2015 and 2014, the Company recorded $37,500 and $7,500, respectively, of consulting fees for services that Mr. Hughes provided.  As of May 31, 2015, the Company owes Mr. Hughes $37,500 (2014 -$7,500), which is unsecured, non-interest bearing and due on demand.

Expense Reimbursement

During the year ended May 31, 2015 and 2014, Stephen Moseley, the Vice President of Sales and Manufacturing, paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company.  As of May 31, 2015 and 2014, the Company owes Mr. Moseley $72,896 and $12,605, respectively, which is unsecured, non-interest bearing and due on demand.

As of May 31, 2015 and 2014, the Company owes Mr. Fewer $9,092 and $15,998, respectively, for general and administrative expenses and travel expenses paid on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.  As of May 31, 2015, the Company owes the wife of Mr. Fewer $6,000 (2014 - $nil) for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

Shareholder Loans

During the year ended May 31, 2015, the Company received loans of $53,325 from two shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

Otherwise, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction in the past two most recently completed fiscal years.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

Director Independence

Our board of directors consists of Joseph Fewer and Alan Hughes.  Our securities are quoted on the OTC Markets Group, which does not have any director independence requirements.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.  Based on these standards, we have determined that none of our directors are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2015 and for fiscal year ended May 31, 2014 for professional services rendered by the principal accountant, PLS CPA, a professional corporation, ("PLS) for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Services	2015	2014
Audit fees	$19,000	$11,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$19,000	$11,000

Audit Fees

The audit fees were paid for the audit services of our Annual and Quarterly reports and issuing consents for our registration statements.

Other Fees

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

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm.  All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.  Our board of directors has considered the nature and amount of fees billed by PLS and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

No.	Description

2.1	Asset Purchase Agreement dated September 9, 2013, by and between the Company and Joseph Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014).
2.2	Asset Purchase Agreement dated September 9, 2013, by and among the Company and Stephen Moseley (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014).
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010).
10.1	Easement Agreement, dated September 9, 2013, by and among the Company, Joseph Fewer and Denise Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014).
10.2*	Consulting Agreement, dated September 9, 2013, by and between the Company and Joseph Fewer
10.3*	Consulting Agreement, dated September 9, 2013, by and between the Company and Stephen Moseley
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101*	Interactive Data Files

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROGENESIS, INC.

By:  /s/ Joseph Fewer

Joseph Fewer

Chief Executive Officer, President,

Secretary and Treasurer (Principal

Executive Officer, Principal Financial

Officer and Principal Accounting Officer)

Date:  September 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Joseph Fewer		September 14, 2015
Joseph Fewer	Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Alan Hughes	Director	September 14, 2015
Alan Hughes