Form 10-Q
period 2015-08-31
GroGenesis, Inc.
filed 2015-10-14
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2015

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  333-168337

GROGENESIS, INC.

(Exact name of registrant as specified in its charter)

Nevada	42-1771870
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Highway 79 North Springville, Tennessee	38256
(Address of Principal Executive Offices)	(Zip Code)

(855) 691-4764

(Registrant’s telephone number, including area code)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X].

As of October 12, 2015, there were 81,565,000 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GROGENESIS, INC.

CONDENSED BALANCE SHEETS

	August 31, 2015	May 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$20,015	$654
Prepaid expense	26,074	20,500
Accounts receivable, net	-	2,475
Inventory	31,370	22,233

Total Current Assets	77,459	45,862

Property, plant and equipment, net	115,567	124,306
Intangible assets, net	40,260	40,260

Total Assets	$233,286	$210,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$116,873	$117,548
Related party payables	233,182	192,560
Deferred revenue	12,375	12,375
Advance	21,750	21,750

Total Liabilities	384,180	344,233

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value;
81,565,000 shares issued and outstanding
as of August 31, 2015 and May 31, 2015	81,565	81,565

Common stock subscribed	375,000	255,000

Additional paid-in capital	1,652,715	1,652,715

Accumulated deficit	(2,260,174)	(2,123,085)

Total Stockholders’ Deficit	(150,894)	(133,805)

Total Liabilities and Stockholders’ Deficit	$233,286	$210,428

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2015	August 31, 2014

Revenue	$-	$29,562
Cost of revenues	-	7,099

Gross Profit	-	22,463

Expenses

Commissions	-	3,925
Consulting fees	80,069	37,500
Depreciation	8,739	8,739
General and administrative	26,730	25,672
Transfer agent and filing fees	2,168	13,231
Professional fees	19,383	15,093

Total Operating Expenses	137,089	104,160

Loss from Operations	(137,089)	(81,697)

Other Expense	-	-

Net Loss	$(137,089)	$(81,697)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	81,565,000	81,483,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2015	August 31, 2014

Cash Flows Used in Operating Activities:

Net loss	$(137,089)	$(81,697)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,739	8,739

Changes in operating assets and liabilities:
Prepaid expenses	(5,574)	2,100
Accounts receivable	2,475	16,700
Inventory	(9,137)	(967)
Accounts payable and accrued liabilities	(675)	3,326
Related party payables	40,622	39,928

Net Cash Used In Operating Activities	(100,639)	(11,871)

Cash Flows from Investing Activities

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities

Proceeds from issuance of common stock	-	21,000
Proceeds from share subscriptions	120,000	(21,000)

Net Cash Provided by Financing Activities	120,000	-

(Decrease) Increase in Cash	19,361	(11,871)

Cash, Beginning of Period	654	12,188

Cash, End of Period	$20,015	$317

Supplementary Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2015 filed on September 14, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Inventory

Inventory is stated at the lower of cost or market.  At August 31, 2015, inventory consists primarily of raw materials.

Basic Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (ASC) Topic 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

The Company had 600,000 and zero potentially dilutive shares from the outstanding common stock warrants as of August 31, 2015 and May 31, 2015, respectively.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted ASC Topic 740, Income Taxes as of its inception.  Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Fair value

The Company measures and discloses the estimated fair value of its financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles.  The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.  The three-level hierarchy is defined as follows:

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

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, related party payables and advances.  The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers."  ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance.  The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services.  The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted).  The guidance permits the use of either a retrospective or cumulative effect transition method.  On April 29, 2015, the FASB issued an exposure draft to defer the effective date by one year.  The Company is currently evaluating the impact of the amended guidance on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $2,260,174 as of August 31, 2015, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of private placement or other securities offering on terms acceptable to the Company.

NOTE 3 - ADVANCE

As of August 31, 2015, the Company owed $21,750 to an associate of the Company’s management.  The advance is unsecured, payable on demand and non-interest bearing.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Operating Officer (the “COO”) whereby the Company agreed to pay the COO $2,500 per month.  During the three months ended August 31, 2015, the Company incurred $7,500 of consulting fees to the former COO.  As of August 31, 2015, the total balance owing to the former COO was $45,000.  The former COO resigned as our Chief Operating Officer on September 17, 2015.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Financial Officer (the “former CFO”), whereby the Company agreed to pay the CFO $2,500 per month.  The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.  As of August 31, 2015, the Company owes the former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand.

Prior to May 31, 2015, the former Vice President of Sales and Manufacturing (“VPSM”) paid for expenses on behalf of the Company and earned commissions on sales on behalf of the Company.  As of August 31, 2015, the Company owed the VPSM of the Company $72,896, which is unsecured, non-interest bearing and due on demand.  This former VPSM resigned from the Company in July 2015.

As of August 31, 2015, the Company owes the former President of the Company $17,961 for general and administration expenses and travel expenses paid on behalf of the Company and consulting services provided by the former President.  The amount is unsecured, non-interest bearing and due on demand.

As of August 31, 2015, the Company owes the spouse of the former President of the Company $6,500 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of August 31, 2015, the Company had loans of $63,325 from shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the three months ended August 31, 2015, the Company completed a private placement consisting of 600,000 units to an investor for total proceeds of $120,000.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

NOTE 6 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business.  The agreement was closed on February 7, 2014.  In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the former President of the Company whereby he will receive $7,000 per month.  The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations.  As of August 31, 2015, the Company had not incorporated a wholly-owned subsidiary.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant.  The agreement closed on February 7, 2014.  In consideration, the Company issued 5,000,000 shares of restricted common stock.

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the three months ended August 31, 2015 and 2014, the Company recognized $2,100 as rent expense leaving a balance of $8,400 remaining in prepaid expense as of August 31, 2015.

On April 15, 2015, the Company entered into a Consulting and Marketing Service Agreement for a term of 90 days.  Pursuant to the agreement, the Company agreed to pay the consultant $10,000 per month.  During the three months ending August 31, 2015, the Company recorded consulting fee expense of $15,000 under this agreement.

NOTE 7 - SUBSEQUENT EVENTS

On September 17, 2015, Alan Hughes resigned as the Chief Operating Officer and Director of the Company.

On September 18, 2015, Joseph Fewer resigned as the Chief Executive Officer, President, Chief Financial Officer and as a Director of the Company.

On September 18, 2015, the Company appointed Richard D. Kamolvathin to the positions of Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company

On September 18, 2015, the Company appointed Tyler Mackey as its new Chief Operating Officer.

On October 6, 2015, the Company appointed Grant B. Walsh as its new Chairman of the Board of the Directors.

On October 7, 2015, we sold an aggregate of 1,250,000 units to an accredited investor for gross aggregate proceeds of $250,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  Forward-looking statements may include statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended May 31, 2015 as filed with the Securities and Exchange Commission on September 14, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

•

the impact of any industry regulation; and

•

other factors discussed under the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended May 31, 2015 as filed with the Securities and Exchange Commission on September 14, 2015.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Condensed Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  We make no assurance that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to GroGenesis, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see our “Risk Factors” for a list of our risk factors.

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

Recent Developments Subsequent to Balance Sheet Date

Management and Corporate Governance Changes

On September 17, 2015, Alan Hughes resigned as the Chief Operating Officer and Director of the Company.  Mr. Hughes’ resignation was not as a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On September 18, 2015, Joseph Fewer resigned as the Chief Executive Officer, President, Chief Financial Officer and as a Director of the Company.  Mr. Fewer’s resignation was not as a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

On September 18, 2015, Richard D. Kamolvathin was appointed as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company.  Mr. Kamolvathin will serve as the sole director of the Company.  Mr. Kamolvathin, age 47, previously served extensively and ultimately as Chairman of the Board of Verity Corp. a publicly-traded Organic and Non-GMO sustainable agriculture company.  In this capacity he also served the company as CEO from November 2013 until August 2014, after a term as President from October 2013 and previously as Executive Vice President of Verity Farms LLC, a wholly owned subsidiary of Verity Corp., since February 2011.  From June 2006 through January 2011, Mr. Kamolvathin was a sustainable agriculture field advisor for the Rice Bank Foundation, United Nations (Thailand).  Prior to 2006, Mr. Kamolvathin worked in the financial services industry.  Mr. Kamolvathin is a resident of Sioux Falls, South Dakota, a Regents Private Advisory Board Chair of Vistage International and an advisor to various public and private companies.  In this role he facilitated C-level private board advisory to companies regarding leadership, business strategy formation, new business development, customer growth/retention, and profit generation.  He was educated at Western University New York where he earned a Master of Science degree in Applied Mathematics and Theoretical Physics, and a Bachelor of Science in Mathematics from New York Business School (Honors).  Mr. Kamolvathin also holds a number of physics-based U.S. patents.

On September 18, 2015, Tyler Mackay was appointed as Chief Operating Officer of the Company.  Mr. Mackay, age 43, is a business professional, analyst and project manager with extensive purchasing, contract negotiation, human resource and project implementation experience.  Since early 2014 he has actively engaged in the development of GroGenesis, Inc., most recently in the role of VP of Business Development.  Previously, his career included an extensive term serving the Insurance Corporation of British Columbia in a variety of senior management roles in Planning and Operations, Purchasing and Logistics.  Mr. Mackay brings to GroGenesis a proven record of exceeding performance objectives under demanding conditions.  He received professional accreditation at the Sauder School of Business, University of British Columbia (UBC), with additional accreditation at Simon Fraser University, along with a number of industry certifications in purchasing management, procurement methodology, human resources, and strategic supply management.

On October 6, 2015, Grant B. Walsh was appointed as a Director and Chairman of the Board of the Company.  Grant B. Walsh, age 67, is a CEO, senior executive and corporate director.  He has been Chairman and/or Director of over 20 companies.  Currently, he serves as Chairman of Canada Lands Company Limited (2010 to present).  He also serves as a Director of Medifocus Inc. (2007 to present), Square Canada Inc. (2013 to present), and Stroud Resources Inc. (2014 to present).  Mr. Walsh is the Managing Director of Walsh Delta Group Inc. (2005 to present), a firm specializing in governance, strategy, leadership, and performance improvement.  His expertise is strategy, turnaround and transformational change.  Grant Walsh has been a CEO and/or senior executive of companies in healthcare and the service sector, public and private organizations and U.S. and Canadian entities.  As Executive Vice President of The ServiceMaster Company, Chicago, IL, he was accountable for $550 million in revenue, 30,000 employees, and 10,000 properties in 44 states and Canada.  Mr. Walsh holds a Master of Business Administration degree in Finance from Southern Illinois University and a designation as a Chartered Director from McMaster University and the Conference Board of Canada.  He is a member of the National Association of Corporate Directors and the Institute of Corporate Directors - Canada.

Appointment of New Independent Accountants

On September 25, 2015, the Board of Directors of the Company approved the engagement of Turner, Stone & Company, LLP as the Company’s independent registered public accounting firm commencing with the audit for the fiscal year ending May 31, 2016.

Private Placement of Common Stock

On October 7, 2015, we sold an aggregate of 1,250,000 units to an accredited investor for gross aggregate proceeds of $250,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

The above sale of securities was exempt from registration in reliance upon Regulation S of the Securities Act.  The Company intends to use the proceeds of the offering for general corporate purposes, including working capital needs.

Results of Operations

Comparison of the Three Months Ended August 31, 2015 to the Three Months Ended August 31, 2014

Revenue

The Company had revenues of $0 for the three months ended August 31, 2015, as compared to revenues of $29,562 for the same period in 2014.  Revenue decreased by $29,562 due to our focus and efforts being re-directed to R&D and new product development.

Expenses

Our expenses for the three months ended August 31, 2015 are summarized as follows in comparison to our expenses for same period in 2014:

	Three Months Ended August 31,
	2015	2014
Commissions	$-	$3,925
Consulting fees	80,069	37,500
Depreciation	8,739	8,739
General and administrative expenses	26,730	25,672
Transfer agent and filing fees	2,168	13,231
Professional fees	19,383	15,093
Total Expenses	$137,089	$104,160

Operating expenses increased $32,929 for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, an increase of 32%.  The primary reason for the increase is due to increased consulting fees of $42,569 during the three months ended August 31, 2015, as compared with the same period in 2014.

Liquidity and Capital Resources

As of August 31, 2015, we had cash on hand of $20,015 and a working capital deficiency of $306,721.

Private Placement Offerings

From June 1, 2015 through October 12, 2015, we sold an aggregate of 1,850,000 units to accredited investors for gross aggregate proceeds of $370,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

Working Capital Deficiency

	August 31,	May 31,
	2015	2015
Current assets	$77,459	$45,862
Current liabilities	384,180	344,233
Working capital deficiency	$306,721	$298,371

The increase in current liabilities is due primarily to a $40,622 increase in related party payables.

Cash Flows

	Three Months Ended August 31,
	2015	2014
Net cash used in operating activities	$(100,639)	$(11,871)
Net cash used in investing activities	-	-
Net cash provided by financing activities	120,000	-
Increase (decrease) in cash	$19,361	$(11,871)

The increase in net cash used in operating activities in the three months ended August 31, 2015, as compared to the same period last year is due primarily to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Future Financing

Given our cash position of $20,015 as of August 31, 2015, management believes that our cash on hand and working capital are insufficient to meet our current anticipated cash requirements.

We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $1.5 million to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to August 31, 2015 of $2,260,174, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following August 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers."  ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted).  The guidance permits the use of either a retrospective or cumulative effect transition method.  On April 29, 2015, the FASB issued an exposure draft to defer the effective date by one year.  The Company is currently evaluating the impact of the amended guidance on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of August 31, 2015, based on the material weaknesses defined below:

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

iii)

Insufficient Resources.  The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iv)

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

v)

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the future:

(i)

appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and

(ii)

adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended August 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

During the three months ended August 31, 2015, we relied on outside accounting consultants to assist with our internal controls and financial reporting.  However, due to our limited staff and small size, we expect that our internal controls will be limited for the foreseeable future.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our Subsidiaries or has a material interest adverse to our company or our Subsidiaries.

ITEM 1A.  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From June 1, 2015 through October 12, 2015, we sold an aggregate of 1,850,000 units to accredited investors for gross aggregate proceeds of $370,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

The above sale of securities was exempt from registration in reliance upon Regulation S of the Securities Act.  The Company intends to use the proceeds of the offering for general corporate purposes, including working capital needs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

From June 1, 2015 through October 12, 2015, we sold an aggregate of 1,850,000 units to accredited investors for gross aggregate proceeds of $370,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

ITEM 6.  EXHIBITS

No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010).
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101*	Interactive Data Files

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROGENESIS, INC.

By:  /s/ Richard D. Kamolvathin

Richard D. Kamolvathin

Chief Executive Officer

(Principal Executive Officer)

Date:  October 14, 2015

By:  /s/ Richard D. Kamolvathin

Richard D. Kamolvathin

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date:  October 14, 2015