Form 10-Q
period 2015-11-30
GroGenesis, Inc.
filed 2016-01-14
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number:  333-168337

GROGENESIS, INC.

(Exact name of registrant as specified in its charter)

Nevada	42-1771870
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 S. Reid Street, Suite 307 Sioux Falls, SD	57103
(Address of Principal Executive Offices)	(Zip Code)

(605) 836-3100

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

As of January 14, 2016, there were 83,415,000 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GROGENESIS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2015	May 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$116,055	$654
Prepaid expense	38,832	20,500
Accounts receivable, net	-	2,475
Inventory	31,370	22,233
Total Current Assets	186,257	45,862

Property, plant and equipment - net	109,308	124,306
Intangible assets	40,260	40,260

Total Assets	$335,825	$210,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$117,943	$117,548
Related party payables	236,299	192,560
Deferred revenue	12,375	12,375
Advance	21,750	21,750
Total Liabilities	388,367	344,233

Commitments and contingencies (Note 6)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value;
83,415,000 and 81,565,000 shares issued and outstanding
as of November 30, 2015 and May 31, 2015, respectively	83,415	81,565
Common stock subscribed	255,000	255,000
Additional paid-in capital	2,119,549	1,652,715
Accumulated deficit	(2,510,506)	(2,123,085)

Total Stockholders’ Deficit	(52,542)	(133,805)

Total Liabilities and Stockholders’ Deficit	$335,825	$210,428

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$29,562
Cost of revenues	-	415	-	7,514

Gross Profit (Loss)	-	(415)	-	22,048

Expenses

Commissions	-	-	-	3,925
Consulting fees	183,856	37,500	263,925	75,000
Depreciation	8,849	8,738	17,587	17,477
General and administrative	22,575	7,744	47,206	33,414
Transfer agent and filing fees	6,989	1,846	11,257	15,077
Professional fees	28,063	13,200	47,446	28,293

Total Operating Expenses	250,332	69,028	387,421	173,186

Loss from Operations	(250,332)	(69,443)	(387,421)	(151,138)

Net Loss	$(250,332)	$(69,443)	$(387,421)	$(151,138)

Net Loss Per Share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	81,951,264	81,490,000	81,757,077	81,487,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30,
	2015	2014

Cash Flows Used in Operating Activities:

Net loss	$(387,421)	$(151,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,587	17,477
Common shares issued for services	98,684	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,332)	4,200
Accounts receivable	2,475	19,000
Inventory	(9,137)	(552)
Accounts payable and accrued liabilities	395	8,464
Related party payables	43,739	90,508

Net Cash Used in Operating Activities	(252,010)	(12,041)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(2,589)	-

Net Cash Used in Investing Activities	(2,589)	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	370,000	-

Net Cash Provided by Financing Activities	370,000	-

Increase (decrease) in cash	115,401	(12,041)

Cash – Beginning of Period	654	12,188
Cash - End of Period	$116,055	$147

Supplementary Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2015 filed on September 14, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year as a whole.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, valuation of shares for services and assets, deferred income tax asset valuations and loss contingencies.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market under the first-in, first out (FIFO) valuation method.  At November 30, 2015, inventory consists primarily of raw materials.

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

The Company had 1,850,000 and zero potentially dilutive shares from the outstanding common stock warrants as of November 30, 2015 and May 31, 2015, respectively.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, related party payables, and advances.  The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Fair value

The Company measures and discloses the estimated fair value of its financial assets and liabilities using the fair value hierarchy prescribed by US GAAP.  The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available.  The three-level hierarchy is defined as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

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

Equity Instruments Issued for Services

Issuances of the Company’s common stock for services is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for the fair value of the equity instruments issued to board members is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.  When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those financial reporting dates.  Based on the applicable guidance, the Company records the compensation cost but treats forfeitable unvested shares as unissued until the shares vest.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $2,510,506 as of November 30, 2015, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of private placement or other securities offering on terms acceptable to the Company.

NOTE 3 - ADVANCE

As of November 30, 2015, the Company owed $21,750 to an associate of the Company’s management.  The advance is unsecured, payable on demand and non-interest bearing.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Operating Officer (the “COO”) whereby the Company agreed to pay the COO $2,500 per month.  During the three and six months ended November 30, 2015, the Company incurred $1,417 and $8,917 of consulting fees to the former COO.  As of November 30, 2015, the total balance owing to the former COO was $46,417.  The former COO resigned as our Chief Operating Officer on September 17, 2015.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Financial Officer (the “former CFO”), whereby the Company agreed to pay the CFO $2,500 per month.  The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.  As of November 30, 2015, the Company owes the former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand.

Prior to May 31, 2015, the former Vice President of Sales and Manufacturing (“VPSM”) paid for expenses on behalf of the Company and earned commissions on sales on behalf of the Company.  As of November 30, 2015, the Company owed the former VPSM of the Company $72,896, which is unsecured, non-interest bearing and due on demand.  This former VPSM resigned from the Company in July 2015.

As of November 30, 2015, the Company owes the former President of the Company $22,161 for general and administration expenses and travel expenses paid on behalf of the Company and consulting services provided by the former President.  The amount is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of November 30, 2015, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of November 30, 2015, the Company had loans of $63,325 from shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.  The Company has not yet formalized loan agreements for these loans.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the six months ended November 30, 2015, the Company completed a private placement consisting of 1,850,000 units to an investor for total proceeds of $370,000.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

On October 16, 2015, the Company approved the issuance of 300,000 forfeitable common shares to Jerry Platt for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at the fair value of the stock on the date of grant.  The total amount recorded in general and administrative expense for the three months ending November 30, 2015 was $5,868, which was based on 34,521 shares earned at a fair value of the stock of $0.17.

On October 19, 2015, the Company approved the issuance of 500,000 common shares to Richard D. Kamolvathin for his acceptance of the position of Chief Executive Officer of the Company.  The Company recorded a total expense of $85,000 for these shares during the three months ended November 30, 2015, based on the fair value of all 500,000 fully vested shares at a fair value of $0.17 per share.  As of November 30, 2015, these shares have not been issued yet.  No further expense will be recognized for these shares.

On October 28, 2015, the Company approved the issuance of 300,000 forfeitable common shares to Brian Yale for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at the fair value of the stock on the date of grant.  The total amount recorded in general and administrative expense for the three months ending November 30, 2015 was $4,611, which was based on 27,123 shares earned at a fair value of the stock of $0.17.

On November 4, 2015, the Company approved the issuance of 300,000 forfeitable common shares to David E. Colburn for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at the fair value of the stock on the date of grant.  The total amount recorded in general and administrative expense for the three months ending November 30, 2015 was $3,205, which was based on 21,370 shares earned at a fair value of the stock of $0.15.

Warrants for Common Stock

A summary of warrant activity as of November 30, 2015 and changes during the six months ended is presented below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 31, 2015	-	$-	-	-
Granted	1,850,000	0.40	1.8	-
Exercised	-	-	-	-
Canceled or expired	-	-	-	-
Outstanding at November 30, 2015	1,850,000	$0.40	1.8	-
Warrants exercisable at November 30, 2015	13,157,016	$0.40	1.8	-

The intrinsic value is the difference between the closing stock price on November 30, 2015 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holder exercised their warrants on November 30, 2015.

NOTE 6 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business.  The agreement was closed on February 7, 2014.  In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the former President of the Company whereby he would receive $7,000 per month.  The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations, which had not yet occurred as of the date of the former President’s resignation.  As of November 30, 2015, the Company had not incorporated a wholly-owned subsidiary.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant.  The agreement closed on February 7, 2014.  In consideration, the Company issued 5,000,000 shares of restricted common stock.

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the three and six months ended November 30, 2015 and 2014, the Company recognized $2,100 and $4,200 as rent expense, leaving a balance of $6,300 remaining in prepaid expense as of November 30, 2015.

On April 15, 2015, the Company entered into a Consulting and Marketing Service Agreement for a term of 90 days.  Pursuant to the agreement, the Company agreed to pay the consultant $10,000 per month.  During the three and six months ending November 30, 2015, the Company recorded consulting fee expense of $0 and $15,000 under this agreement.

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

Recent Corporate Developments

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

On October 16, 2015, William Gerald Platt, Ph.D., age 68, was appointed as a Director of the Company.  Dr. William Gerald (“Jerry”) Platt, age 68, is Professor Emeritus at San Francisco State University, where he was Professor of Finance for nearly three decades and served as Dean of the College of Business.  In 2004 he joined the faculty of the University of Redlands as the Senecal Endowed Chair and Dean of the School of Business.  From July 2010 to his retirement from Redlands in February 2012, Dr. Platt was on extended leave in Japan, where he served as Professor of Global Business at Akita International University from April 2011 through March 2014.  Since then he has returned to the U.S. but continues to teach part-time in an on-line format for universities in Japan and Canada.  From October 2012 to January 2015 he served as Vice Chair of the International Advisory Board to The International Academic Forum (IAFOR).  In addition to an extensive career in academia, Dr. Platt previously served as Director of Analytical Services at Health Application Systems, Inc. (HAS), as Manager of Financial Analysis at Natomas Company, at the time a Fortune 500 corporation, and as CEO at Maximum Integrity Air, Inc.  He holds an undergraduate degree from Michigan State University, an MBA from Wayne State University, both an M.A. and Ph.D. in Public Administration from The Ohio State University, and a post-doctorate M.S. in statistical computing from Stanford University.  Dr. Platt is currently a resident of Beaumont, California.

On October 28, 2015, Max “Brian” Yale, age 68, was appointed as a Director of the Company.  Brian Yale, age 68, is an international IT consultant with over 30 years of experience designing and implementing enterprise technology systems for businesses in the US, Canada, and Europe.  Mr. Yale served for 10 years as Director of Consulting Services for Hitachi Solutions America.  Currently, Hitachi has retained Brian as the Solution Architect for an enterprise system transformation project for a large US and Canada equipment supplier.  Before Hitachi, Mr. Yale served as Chief Information Officer (CIO) of American Residential Services and American Mechanical Services, subsidiaries of The ServiceMaster Company, Chicago, IL.  He supported over 7,000 employees with IT services and solutions, and managed a staff of IT professionals across North America.  In Canada, he has provided IT consulting and advisory services to manufacturers, health care providers, computer services providers, and consumer services businesses.  Mr. Yale is a Senior Consultant of the Walsh Delta Group Inc. and its predecessor corporation and participated in numerous service sector consulting assignments across Canada.  In the US, Mr. Yale’s clients include legal, non-profit, retail, consumer services, mechanical contractors, wholesale distribution, and government.  Government clients include police, fire (911 Call Center), building inspection, and the San Diego City Council.  He was privileged to serve as a business advisor and principal consultant for the Turben Company, an innovative IT service provide for foster youth in California.  During his career as a business software developer, he personally developed a complete field service and CRM system that is still in use and has processed over $2.5 billion in service work orders to-date.  Mr. Yale is Six Sigma certified and has sponsored numerous projects for process improvement.  Mr. Yale has been Professor of Computer Science at Laverne University - San Diego Campus.  He holds a Master of Science degree in Mathematics from San Diego State University, where he graduated with highest honors.  He is a past member of the El Cajon Rotary Club, a past member of the Board of Directors of Volunteers of America, and a past board member of the Board of Directors of Boys and Girls Club of El Cajon.

On November 4, 2015, David E. Colburn, age 68, was appointed as a Director of the “Company”.  David Colburn, age 68, has over thirty years of operating and executive level experience in public and private enterprises serving as President/CEO of six companies and Chief Operating Officer of two companies.  Mr. Colburn has had P&L and revenue responsibility for companies with annual revenues of $8 million to $7 billion and has an extensive operating background in automotive, industrial, technology and manufacturing.  Mr. Colburn served as President of the Global Manufacturing Industry Practice of Electronic Data Systems (EDS) of Plano, TX; Del-Met Corporation of Nashville, TN; MTD Automotive of Cleveland, OH; AP Parts International Inc.'s North American Aftermarket Division of Goldsboro, NC; and Repcoparts Corporation of Cerritos, CA.  From 2011 to 2015, he was President and CEO of Hickory Springs Manufacturing of Hickory, NC, a large diversified manufacturer with 55 US locations, 3,000 employees and a global footprint where he now still serves on the Board of Directors.  Mr. Colburn has served as Chairman of the Automotive Service Industry Association and Automotive Sales Council, in addition to the Board of ACG Raleigh (Association for Corporate Growth).  He currently is a member of National Association of Corporate Directors (NACD).  He has served on the boards of MTD Corp, Hickory Springs Manufacturing, Evatran, LLC and Bob Barker, Inc. (Chairman of Audit Committee in the past and still serving on the Board).  Mr. Colburn earned a BA degree at Roberts Wesleyan College and has earned continuing education credentials from the University of Michigan, University of Pennsylvania (Wharton School of Business), University of Illinois and Bowling Green University.

Appointment of New Independent Accountants

On September 25, 2015, the Board of Directors of the Company approved the engagement of Turner, Stone & Company, LLP as the Company’s independent registered public accounting firm commencing with the audit for the fiscal year ending May 31, 2016.

Results of Operations

Comparison of the Three Months Ended November 30, 2015 to the Three Months Ended November 30, 2014

Revenue

The Company had revenues of $0 for the three months ended November 30, 2015 and 2014 due to our focus and efforts being directed on new product development.

Expenses

Our expenses for the three months ended November 30, 2015 are summarized as follows in comparison to our expenses for same period in 2014:

	Three Months Ended November 30,
	2015	2014
Commissions	$-	$-
Consulting fees	183,856	37,500
Depreciation	8,849	8,738
General and administrative expenses	22,575	7,744
Transfer agent and filing fees	6,989	1,846
Professional fees	28,063	13,200
Total Expenses	$250,332	$69,028

Operating expenses increased $181,304 for the three months ended November 30, 2015 compared to the three months ended November 30, 2014, an increase of 263%.  The increase is due primarily to increase in consulting fees of $146,356 during the three months ended November 30, 2015, as compared with the same period in 2014.

Comparison of the Six Months Ended November 30, 2015 to the Six Months Ended November 30, 2014

Revenue

The Company had revenues of $0 for the six months ended November 30, 2015, as compared to revenues of $29,562 for the same period in 2014.  Revenue decreased by $29,562 due to our focus and efforts being re-directed to new product development.

Expenses

Our expenses for the six months ended November 30, 2015 are summarized as follows in comparison to our expenses for same period in 2014:

	Six Months Ended November 30,
	2015	2014
Commissions	$-	$3,925
Consulting fees	263,925	75,000
Depreciation	17,587	17,477
General and administrative expenses	47,206	33,414
Transfer agent and filing fees	11,257	15,077
Professional fees	47,446	28,293
Total Expenses	$387,421	$173,186

Operating expenses increased $214,235 for the six months ended November 30, 2015 compared to the six months ended November 30, 2014, an increase of 124%.  The increase is due primarily to increased consulting fees of $188,925 during the six months ended November 30, 2015, as compared with the same period in 2014.

Liquidity and Capital Resources

As of November 30, 2015, we had cash on hand of $116,055 and a working capital deficiency of $202,110.

Private Placement Offerings

In July and August 2015, we sold an aggregate of 600,000 units to an accredited investor for gross aggregate proceeds of $120,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

On October 7, 2015, we sold an aggregate of 1,250,000 units to an accredited investor for gross aggregate proceeds of $250,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

Working Capital Deficiency

	November 30,	May 31,
	2015	2015
Current assets	$186,257	$45,862
Current liabilities	388,367	344,233
Working capital deficiency	$202,110	$298,371

The increase in current assets is due primarily to a $115,401 increase in cash.  The increase in current liabilities is due primarily to a $43,739 increase in related party payables.

Cash Flows

	Six Months Ended November 30,
	2015	2014
Net cash used in operating activities	$(252,010)	$(12,041)
Net cash used in investing activities	(2,589)	-
Net cash provided by financing activities	370,000	-
Increase (decrease) in cash	$115,401	$(12,041)

The increase in net cash used in operating activities in the six months ended November 30, 2015, as compared to the same period last year is due primarily to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Future Financing

Given our cash position of $116,055 as of November 30, 2015, management believes that we do not have sufficient cash to cover our cash needs through the balance of our fiscal year.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $1.5 million to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to November 30, 2015 of $2,510,506, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following November 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.

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

The unaudited condensed financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls And Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of November 30, 2015, based on the material weaknesses defined below:

i)

Lack of Formal Policies and Procedures.  We utilize a third party independent contractor for the preparation of our financial statements.  Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third party independent contractor is not involved in the day-to-day operations of our Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)

Audit Committee and Financial Expert.  We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

iii)

Insufficient Resources.  We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iv)

Entity Level Risk Assessment.  We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended November 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

On October 7, 2015, we sold an aggregate of 1,250,000 units to a foreign accredited investor for gross aggregate proceeds of $250,000 pursuant to a private placement offering.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

The above sale of securities was exempt from registration in reliance upon Regulation S of the Securities Act.  The Company intends to use the proceeds of the offering for general corporate purposes, including working capital needs.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

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

Date:  January 14, 2016

By:  /s/ Richard D. Kamolvathin

Richard D. Kamolvathin

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date:  January 14, 2016