Form 10-Q
period 2016-02-29
GroGenesis, Inc.
filed 2016-04-14
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2016

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

As of April 13, 2016, there were 84,143,571 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROGENESIS, INC.

Condensed Balance Sheets

	February 29, 2016	May 31, 2015
	(unaudited)
ASSETS

Current Assets
Cash	$2,602	$654
Accounts receivable, net	-	2,475
Prepaid expenses	22,452	20,500
Advances	20,990	-
Inventory	34,654	22,233
Total Current Assets	80,698	45,862

Property, plant and equipment - net	122,795	124,306
Goodwill	40,260	40,260

Total Assets	$243,753	$210,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$147,371	$117,548
Current portion of long-term debt	2,885	-
Related party payables	248,799	192,560
Deferred revenue	12,375	12,375
Advance	21,750	21,750
Total Current Liabilities	433,180	344,233

Long-term debt, less current portion	6,345	-

Commitments and contingencies (Note 6)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value;
84,143,571 and 81,565,000 shares issued and outstanding
as of February 29, 2016 and May 31, 2015, respectively	84,144	81,565
Common stock subscribed	4,267	255,000
Additional paid-in capital	2,373,820	1,652,715
Accumulated deficit	(2,658,003)	(2,123,085)

Total Stockholders’ Deficit	(195,772)	(133,805)

Total Liabilities and Stockholders’ Deficit	$243,753	$210,428

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$-	$2,876	$-	$32,438
Cost of revenues	-	746	-	8,260

Gross Profit (Loss)	-	2,130	-	24,178

Expenses

Commissions	-	-	-	3,925
Consulting fees	78,695	53,500	342,620	128,500
Depreciation	9,115	8,738	26,702	26,215
General and administrative	32,329	22,270	81,636	55,684
Transfer agent and filing fees	2,404	709	11,560	15,786
Professional fees	24,954	7,999	72,400	36,292

Total Operating Expenses	147,497	93,216	534,918	266,402

Loss from Operations	(147,497)	(91,086)	(534,918)	(242,224)

Net Loss	$(147,497)	$(91,086)	$(534,918)	$(242,224)

Net Loss Per Share - Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	83,511,075	81,497,000	82,339,609	81,490,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	February 29, 2016	February 28, 2015

Cash Flows Used in Operating Activities:

Net loss	$(534,918)	$(242,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,702	26,215
Common shares issued for services	98,684	-
Changes in operating assets and liabilities:
Accounts receivable	2,475	16,125
Prepaid expenses	(1,952)	6,300
Advances	(20,990)	-
Inventory	(12,421)	194
Accounts payable and accrued liabilities	29,823	12,486
Related party payables	56,239	158,334

Net Cash Used in Operating Activities	(356,358)	(22,570)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(15,961)	-

Net Cash Used in Investing Activities	(15,961)	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	370,000	10,500
Proceeds from share subscriptions	4,267	-

Net Cash Provided by Financing Activities	374,267	10,500

Increase (decrease) in cash	1,948	(12,070)

Cash - Beginning of Period	654	12,188
Cash - End of Period	$2,602	$118

Supplementary Cash Flow Information:
Interest paid	$204	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Note payable for vehicle financing	$9,230	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

GroGenesis, Inc. (the "Company") was incorporated in the state of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On September 9, 2013, the Company entered into two asset purchase agreements whereby the Company agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.  The agreements closed on February 7, 2014.  The assets acquired are used in conjunction with the production, marketing, and sale of the crop surfactant to be sold under the name "AgraBurst".  Effective November 1, 2013, the Company changed its name to GroGenesis, Inc.  The Company’s former president, Maria Fernandez, resigned on closing.  In addition, the Company has entered into an easement agreement whereby it was granted the right to use a portion of a farm located in Aylmer, Ontario, Canada for the purposes of using it as a demonstration farm in order to evaluate and exhibit the effects of the surfactant then known as “GroGenesis”.

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

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2015 filed on September 14, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments unless otherwise indicated) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year as a whole.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, valuation of shares for services and assets, deferred income tax asset valuations and loss contingencies.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of purchase to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market under the first-in, first out (FIFO) valuation method.  At February 29, 2016, inventory consists primarily of raw materials.

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

The Company had 1,850,000 and zero potentially dilutive shares from the outstanding common stock warrants as of February 29, 2016 and May 31, 2015, respectively.

The Company had 1,400,000 and zero potentially dilutive shares from common stock awarded but not yet issued to the Company’s CEO and Directors as of February 29, 2016 and May 31, 2015, respectively.

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statements.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $2,658,003 as of February 29, 2016, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of private placement or other securities offering on terms acceptable to the Company.

NOTE 3 - ADVANCE

As of February 29, 2016, the Company owed $21,750 to an associate of the Company’s management.  The advance is unsecured, payable on demand and non-interest bearing.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Operating Officer (the “COO”) whereby the Company agreed to pay the COO $2,500 per month.  During the three and nine months ended February 29, 2016, the Company incurred $1,417 and $8,917 of consulting fees to the former COO.  As of February 29, 2016, the total balance owing to the former COO was $46,417, which is unsecured, non-interest bearing and due on demand.  The former COO resigned as our Chief Operating Officer on September 17, 2015.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Financial Officer (the “former CFO”), whereby the Company agreed to pay the CFO $2,500 per month.  The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.  As of February 29, 2016, the Company owes the former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand.

Prior to May 31, 2015, the former Vice President of Sales and Manufacturing (“VPSM”) paid for expenses on behalf of the Company and earned commissions on sales on behalf of the Company.  As of February 29, 2016, the Company owed the former VPSM of the Company $72,896, which is unsecured, non-interest bearing and due on demand.  This former VPSM resigned from the Company in July 2015.

As of February 29, 2016, the Company owes the former President of the Company $22,161 for general and administration expenses and travel expenses paid on behalf of the Company and consulting services provided by the former President.  The amount is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of February 29, 2016, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of February 29, 2016, the Company had loans of $63,325 from shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.  The Company has not yet formalized loan agreements for these loans.

As of February 29, 2016, the Company owes the Company’s CEO compensation of $12,500 for services. The Company has not yet formalized the terms of the CEO’s services agreement.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the nine months ended February 29, 2016, the Company completed a private placement consisting of 1,850,000 units to an investor for total proceeds of $370,000.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 per share and have a two-year term.

On October 16, 2015, the Company approved the issuance of 300,000 forfeitable common shares to Jerry Platt for his appointment and services on its board of directors that he will render to the Company over a one-year period.  These shares vest over a one-year period and were valued at the fair value of the stock on the date of grant.  The total amount recorded in general and administrative expense for the nine months ending February 29, 2016 was $5,869, which was based on 34,521 shares earned at a fair value of the stock of $0.17.

On October 19, 2015, the Company approved the issuance of 500,000 common shares to Richard D. Kamolvathin for his acceptance of the position of Chief Executive Officer of the Company.  The Company recorded a total expense of $85,000 for these shares during the nine months ended February 29, 2016, based on the fair value of all 500,000 fully vested shares at a fair value of $0.17 per share.  As of February 29, 2016, these shares have not yet been issued.  No further expense will be recognized for these shares.

On October 28, 2015, the Company approved the issuance of 300,000 forfeitable common shares to Brian Yale for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares vest over a one-year period and were valued at the fair value of the stock on the date of grant.  The total amount recorded in general and administrative expense for the nine months ending February 29, 2016 was $4,611, which was based on 27,123 shares earned at a fair value of the stock of $0.17.

On November 4, 2015, the Company approved the issuance of 300,000 forfeitable common shares to David E. Colburn for his appointment and services on our board of directors that he will render to the Company over a one-year period.  These shares vest over one-year period and were valued at the fair value of the stock on the date of grant.  The total amount recorded in general and administrative expense for the nine months ending February 29, 2016 was $3,205, which was based on 21,370 shares earned at a fair value of the stock of $0.15.

On February 25, 2016, the Company sold 42,672 shares to an investor for total proceeds of $4,267.  These shares have not yet been issued and are reflected as common stock subscribed on the Company’s balance sheet.

Warrants for Common Stock

A summary of warrant activity as of February 29, 2016 and changes during the nine months then ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 31, 2015	-	$-	-	-
Granted	1,850,000	0.40	1.6	-
Exercised	-	-	-	-
Canceled or expired	-	-	-	-
Outstanding at February 29, 2016	1,850,000	$0.40	1.6	-
Warrants exercisable at February 29, 2016	13,157,016	$0.40	1.6	-

The intrinsic value is the difference between the closing stock price on February 29, 2016 and the exercise price, multiplied by the number of in-the-money warrants had all warrant holder exercised their warrants on February 29, 2016.

NOTE 6 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business.  The agreement was closed on February 7, 2014.  In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a wholly-owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the former President of the Company whereby he would receive $7,000 per month.  The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations, which had not yet occurred as of the date of the former President’s resignation.  As of February 29, 2016, the Company had not incorporated a wholly-owned subsidiary.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant.  The agreement closed on February 7, 2014.  In consideration, the Company issued 5,000,000 shares of restricted common stock.

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the three and nine months ended February 29, 2016, the Company recognized $2,100 and $6,300, respectively, as rent expense, leaving a balance of $4,200 remaining in prepaid expense as of February 29, 2016.

On April 15, 2015, the Company entered into a Consulting and Marketing Service Agreement for a term of 90 days.  Pursuant to the agreement, the Company agreed to pay the consultant $10,000 per month.  During the three and nine months ending February 29, 2016, the Company recorded consulting fee expense of $0 and $15,000 under this agreement.

NOTE 7 - SUBSEQUENT EVENTS

In March 2016, we entered into subscription agreements with five non-U.S. investors for the sale 1,606,932 units consisting of one share of common stock at $0.10 and one warrant to purchase one share of common stock for $0.20 with a one-year term. The Company received total proceeds of $160,693 from the sale of the units. As of the date of this filing, the common stock has not been issued yet.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.  Please see our “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2015 for a list of our risk factors.

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

Results of Operations

Comparison of the Three Months Ended February 29, 2016 to the Three Months Ended February 28, 2015

Revenue

The Company had revenues of $0 and $2,876 for the three months ended February 29, 2016 and February 28, 2015, respectively, due to our focus and efforts being directed on new product development.

Expenses

Our expenses for the three months ended February 29, 2016 are summarized as follows in comparison to our expenses for same period in 2015:

	Three Months Ended February 29 and 28,
	2016	2015
Commissions	$-	$-
Consulting fees	78,695	53,500
Depreciation	9,115	8,738
General and administrative expenses	32,329	22,270
Transfer agent and filing fees	2,404	709
Professional fees	24,954	7,999
Total Expenses	$147,497	$93,216

Operating expenses increased $54,281 for the three months ended February 29, 2016 compared to the three months ended February 28, 2015, an increase of 58%.  The increase is due primarily to increase in consulting fees of $25,195 and professional fees of 16,955 during the three months ended February 29, 2016, as compared with the same period in 2015.

Comparison of the Nine Months Ended February 29, 2016 to the Nine Months Ended February 28, 2015

Revenue

The Company had revenues of $0 for the nine months ended February 29, 2016, as compared to revenues of $32,438 for the nine months ended February 28, 2015.  Revenue decreased by $32,438 due to our focus and efforts being re-directed to new product development.

Expenses

Our expenses for the nine months ended February 29, 2016 are summarized as follows in comparison to our expenses for same period in 2015:

	Nine Months Ended February 29 and 28,
	2016	2015
Commissions	$-	$3,925
Consulting fees	342,620	128,500
Depreciation	26,702	26,215
General and administrative expenses	81,636	55,684
Transfer agent and filing fees	11,560	15,786
Professional fees	72,400	36,292
Total Expenses	$534,918	$266,402

Operating expenses increased $268,516 for the nine months ended February 29, 2016 compared to the nine months ended February 28, 2015, an increase of 101%.  The increase is due primarily to increased consulting fees of $214,120 and professional fees of 36,108 during the nine months ended February 29, 2016, as compared with the same period in 2015.

Liquidity and Capital Resources

As of February 29, 2016, we had cash on hand of $2,602 and a working capital deficiency of $352,482.

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

On February 25, 2016, the Company sold 42,672 shares to a non-U.S. investor for total proceeds of $4,267.  These shares have not yet been issued and are reflected as common stock subscribed on the Company’s balance sheet.

In March 2016, we entered into subscription agreements with five non-U.S. investors for the sale 1,606,932 units consisting of one share of common stock at $0.10 and one warrant to purchase one share of common stock for $0.20 with a one-year term.  The Company received total proceeds of $160,693 from the sale of the units.  As of the date of this filing, the common stock has not been issued yet.

Working Capital Deficiency

	February 29,	May 31,
	2016	2015
Current assets	$80,698	$45,862
Current liabilities	433,180	344,233
Working capital deficiency	$352,482	$298,371

The increase in current assets is due primarily to a $20,990 increase in advances and a $12,421 increase in inventory.  The increase in current liabilities is due primarily to a $56,239 increase in related party payables and a $29,823 increase in accounts payable and accrued expenses.

Cash Flows

	Nine Months Ended February 29 and 28,
	2016	2015
Net cash used in operating activities	$(356,358)	$(22,570)
Net cash used in investing activities	(15,961)	-
Net cash provided by financing activities	374,267	10,500
Increase (decrease) in cash	$1,948	$(12,070)

The increase in net cash used in operating activities in the nine months ended February 29, 2016, as compared to the comparable period last year is due primarily to an increase in operating expenses.  The increase in cash provided by financing activities is due primarily to an increase in proceeds from the sale of our common stock.

Future Financing

Given our cash position of $2,602 as of February 29, 2016, we do not have sufficient cash to cover our cash needs through the balance of our fiscal year.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $1 million to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future.

Going Concern

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses through the period to February 29, 2016 of $2,658,003, as well as negative cash flows from operating activities.  The unaudited condensed financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following February 29, 2016.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.  If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent.  Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting.  Prior to this, there was no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  The amendments in this update provide that guidance.  In doing so, the amendments reduce diversity in the timing and content of footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term “substantial doubt”, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  For the period ended February 29, 2016, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern.  While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the availability amount and nature of such financing over the next twelve months.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position.  The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted for any interim and annual financial statements that have not yet been issued.  We early adopted ASU 2015-17 effective February 29, 2016 on a prospective basis.  The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  ASU 2016-01requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018.  The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of February 29, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended February 29, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2016, the Company sold 42,672 shares to a non-U.S. investor for total proceeds of $4,267.  These shares have not yet been issued and are reflected as common stock subscribed on the Company’s balance sheet.

In March 2016, we entered into subscription agreements with five non-U.S. investors for the sale 1,606,932 units consisting of one share of common stock at $0.10 and one warrant to purchase one share of common stock for $0.20 with a one-year term.  The Company received total proceeds of $160,693 from the sale of the units.  As of the date of this filing, the common stock has not been issued yet.

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

Date:  April 14, 2016

By:  /s/ Richard D. Kamolvathin

Richard D. Kamolvathin

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date:  April 14, 2016