Form 10-K
period 2016-05-31
GroGenesis, Inc.
filed 2016-08-29
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  May 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 333-168337

GROGENESIS, INC.

(Exact name of registrant as specified in its charter)

Nevada	42-1771870
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

101 S. Reid Street, Suite 307, Sioux Falls, SD  57103

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (605) 836-3100

N/A

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated file [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,683,181

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  91,293,178 shares of common stock as of August 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to GroGenesis, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended May 31, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•

substantial doubt about our ability to continue as a going concern;

•

our ability to obtain additional financing on terms that are acceptable to us or at all;

•

our ability to successfully commercialize our operations to produce a market-ready product in a timely manner and in enough quantity;

•

absence of contracts with customers or suppliers;

•

our ability to maintain and develop relationships with customers and suppliers;

•

the impact of competitive products and pricing or our ability to maintain pricing;

•

our ability to successfully acquire, develop or commercialize new products;

•

our expectation that the demand for our products services will eventually increase;

•

federal legislation and state legislative and regulatory initiatives relating to the agricultural industry;

•

supply constraints or difficulties;

•

general economic and business conditions;

•

our ability to successfully recruit and retain qualified personnel in order to continue our operations; and

•

our ability to successfully implement our business plan.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History and Overview

We were incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On October 18, 2013, we amended our articles of incorporation in order to change our name to GroGenesis, Inc. and to affect a forward split of our issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.001.  The name change and split were conditions precedent to our asset acquisition agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee, whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.

On September 9, 2013, we entered into an asset purchase agreement with Joseph Fewer and Stephen Moseley, whereby we agreed to acquire all rights, title, and interest in and to the assets relating to our initial product, AgraBurst™, (the “APA”).  In consideration of Joseph Fewer selling the intellectual property comprising AgraBurst™ to us, including the technology described in the United States provisional patent application number 61/897,584 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern, we issued to Mr. Fewer 12,500,000 post forward-split common shares in our capital.  The APA also required that we complete a forward split of our common stock such that 25 new shares of common stock are exchanged for each currently issued share of common stock outstanding, and that 74,000,000 shares of post-forward-split common stock held by our former president be returned to treasury.  We completed this forward-split on November 1, 2013.

During our fiscal year ending May 31, 2016, we developed further enhancements to our AgraBurst™ formula to make it an all-natural, premium organic, non-GMO nano-surfactant for farmers, fertilizer manufacturers and commercial lawn and turf companies.  AgraBurst PRO™ is an agricultural input which we believe enhances the ability of the plant to more efficiently use the added nutrients incorporated in fertilizers, which results in less fertilizer required.  We believe the application of AgraBurst PRO™ can begin the process of improving the health of the soil while minimizing the use of conventional chemical agricultural inputs.

Throughout this Annual Report, AgraBurst PRO™ shall be referred to as AgraBurst PRO™ or the “Product”.

Business Description

We are a sustainable agricultural services enterprise offering food growers and turf producers an organic, nano-surfactant that enhances soil and crop health.  Our flagship product, AgraBurst PRO™, is a proprietary, all-natural, non-GMO agricultural input which improves the ability of the plant (crop, turf, tree, vine etc.) to enhance the efficient access of added nutrients incorporated in fertilizers, resulting in less fertilizer needed as well as improved water retention in soil.  By optimizing the plant's uptake of applied pest and weed controls and fertilizers, producers can minimize other input costs while reducing the health risk to farm workers due to its non-toxic properties.  AgraBurst PRO™ (the “Product”) is formulated for organic and non-GMO producers and those food growers seeking to convert to non-GMO and organic food production.  We believe application of our Product can begin the process of improving the health of the soil while reducing the use of conventional chemical agricultural inputs.  Our strategy is to capitalize on the convergence of consumer demand, retailer demand/compliance and legislative drive toward environmental responsibility.

Our Product

AgraBurst PRO™ is a specialized proprietary, premium organic, nano-surfactant, non-ionic (neutral charge) formulation of high quality food-grade ingredients with beneficial soil health and plant stimulant properties with significant potential to increase yields.  It acts as an environmentally safe additive to producers' spray solution that enhances delivery and absorption activity in both soil and plant tissue by reducing the surface tension between the spray droplet and leaf surface, creating an adhesive liquid bond.  The spray droplets spread across the leaf surface thereby increasing the coverage area and plant exposure, resulting in the spray droplets sticking to the leaf surface where absorption is maximized instead of running off the leaf surface.  The Product enables the spray droplet to penetrate the leaf’s surface barrier (a waxy layer known as the “cuticle”) to improve absorption into the plant’s tissue and more effectively deliver the most efficient and recognizable form of nutrient, fertilizer and microbiology solutions.  AgraBurst PRO™ creates a Cationic Exchange Capacity (CEC) substrate, so that positively charged nutrients are held within the soil and not leached away, thereby reducing the amount of fertilizer needed.

Our Product performs as a purified and activated organic matter carbon source and serves as an ideal additive to improve and accelerate the performance of all fertilizer programs.  It is non-toxic, completely biodegradable and, unlike synthetic chemicals or petroleum based surfactants, will not bio-accumulate in the environment and tie up fertilizers and other valuable trace elements.  By decreasing water evaporation from the soil by providing superior water, the Product renders plants to be more drought-resistant by developing stronger roots which are more able to withstand adverse weather conditions (wind and drought) and reach nutrients and water not available near the surface of the soil.

The Product also converts sustained plant energy into having a higher sugar holding capacity by acting as an organic electrolyte.  It not only increases the plant’s oxygen uptake capacity and nutrient conversion through photosynthesis by improving chlorophyll production resulting in greener and healthier leaves, but also increases the stomata (root) opening and transpiration (sweating), which is the primary nutrient exchange for soil microbiology which results in plants being fed more efficiently.  The foliar nano-surfactant improves the plant’s enzymatic processes, resulting in the stimulation of the plant’s immune system, thereby reducing the need for pest and fungicide control application.  The plant oils in the formulation protect from infection and naturally deter pests and fungus.  Significantly for the enhancement of soil health, AgraBurst PRO™ also stimulates microbial activity in the soil to de-compact soil with the natural plant extracts that provide vital trace elements and minerals which nutritionally supplement both the plant and soil microorganisms.

Agricultural Nano-Surfactant Industry

The agricultural nano-surfactant category is in its relative infancy but, due to impressive results in the field, the sector is beginning to attract more investment in research.  Management believes that, as the full potential of organic nano-surfactants are realized by users, optimizing nutrient uptake by plants and increasing crop yield, a rapidly growing market will develop.  We belive that this relatively new agricultural nano-surfactant sector is promising and largely untapped, with few competitors focused on penetrating this sustainable agriculture market.

Our Product targets the organic and non-GMO food production sector, but a growing market is conventional food growers who are seeking to convert to non-GMO and organic food production.  With the advent of GMO labeling legislation, it is expected that consumer and the farming sector’s interest in sustainable farming alternatives will continue to increase in the foreseeable future.  Our mission is to utilize our sustainable solutions to capitalize on this convergence of consumer demand, retailer demand/compliance and legislative drive toward environmental responsibility.

In 2014, the United States had 14,093 organic farms producing $5.5 billion in organic products with a continuing trend of substantial growth.  Of the $5.5 billion in 2014 organic sales, 60% was organic crop sales, an increase of 69% from 2008 to 2014.  The market for conventional farmers transitioning to an organic/non-GMO food production model has also been experiencing rapid growth.  According to a study by Clive James in 2015, the global area of GMO crops as measured by hectares declined from 2014 to 2015, the first decline since 1996.

We intend to pursue another promising market for AgraBurst PRO™, which is the turf grower and maintenance market.  Groundskeepers for stadiums, parks, golf courses and individual lawns have been challenged for years to ensure that the grass/turf they were maintaining looked healthy and green by heavy use of fertilizers and weed control.  In the field, users have noted how rapidly our Product enhances the color and quality of lawns and grounds while reducing the need for the heavy use of fertilizers and herbicides.  We believe that the well-documented concern of fertilizer runoff into streams and ponds, oftentimes resulting in algae blooms in standing water, has provided us with a potential market for additional sales.

Product Safety

AgraBurst PRO™ is formulated with natural refined extracts that originate from tree oils and plants and are considered environmentally friendly and organic.  AgraBurst PRO™ is free of genetically modified organisms (GMO).

Market for Our Product

As consumers become increasingly concerned over the use of chemical pesticides and fertilizers on food crops, the infiltration of harmful crop additives in soil and water supplies, and the availability of food products at reasonable prices, there is growing pressure on global farmers to provide safe food products for consumption without causing undue environmental harm.  Consumer demand for organic and non-GMO food has been increasing year-to-year, with consumer concern enshrined in recent GMO-labeling laws.  With the willingness by consumers to pay premium prices for healthy food, food producers, depending upon their current operations, are increasingly interested in minimizing or eliminating the use of chemical inputs, maintaining their current organic and non-GMO production model or transitioning from convention GMO food production to organic and/or non-GMO production.

Our Product provides a sustainable solution to maximizing fertilizer, insect and fungus control inputs for a broad market of crops including coffee plants, sugar cane, bananas, wheat, corn, tobacco, fruit trees, vineyards, leafy vegetables, corn, wheat, potatoes, turf/sod, citrus trees, sorghum (and other silage) and ornamentals.

Our Product is targeted at three broad target markets as follows:

•

Farmers growing produce organically and non-GMO;

•

Farmers growing produce conventionally (using chemical fertilizers, pesticides and herbicides) desiring the optimal uptake of all applied inputs to the plant; and

•

Farmers interested in converting from conventional GMO food production to organic and/or non-GMO food production.

We envision our initial prime markets to be human food and silage producers, fruit tree (including citrus tree growers), vineyard growers and sod and turf growers and groundskeepers.

International Markets

We plan to operate both domestically and internationally.  We currently are in the process of building relationships, which involve agricultural testing of our Product with a number of international agricultural distributors in the countries of Cuba, Columbia, Mexico, and Myanmar.  Finalized distribution agreements may include multiple countries in a region depending upon the specific distributor’s market, experience and operational expertise.

Competition

Because the agricultural nano-surfactant is a nascent industry, there are no established large competitors focused on the sector.  However, our ability to market our Products in North America may be adversely impacted by the fragmented and competitive nature of the agriculture fertilizer and fertilizer enhancement industry.  The sector includes large companies that produce fertilizers in massive quantities, as well as small, boutique manufacturers that produce fertilizers and growth enhancement products in small batches.

While the principal competitive factors in the sale of fertilizer enhancement products are crop output and product safety, pricing and availability of the product and geographic coverage are also critical.  Most of our competitors have an established market for their products and greater financial resources and may be better able to withstand sales or price decreases.  We also expect to face competition from new market entrants on an ongoing basis.  We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.  Well established and well-known companies such as Syngenta, Bayer CropScience, BASF, Dow AgroSciences, Monsanto, DuPont, Makhteshim Agan, Nufarm, Sumitomo Chemical, and FMC service the crop protection sector with traditional agrochemicals, but could be considered indirect competitors.

Sales and Marketing

Our marketing strategy is to demonstrate to our potential end-use customers, principally commercial farmers and turf groundskeepers, that our Product will increase their agricultural output and enhance the health of their soil.  We intend to prove these results through a combination of independent product testing through scientific trials and by providing farmers with our Product on a trial basis.  We expect that our marketing strategy will be most successful if farmers are able to realize improvements in crop quality, yield and soil health.

We intend to sell our Product through distribution arrangements with agricultural input distributors.  We are subject to the risk that large, high-profile, distributors could exert substantial pressure on us due to their size and the small contribution that our products would likely have to their financial success.  Because of this difference in market influence, such distributors could have leverage over the pricing and promotion of AgraBurst PRO™.

We hope to enter into agreements with both national and international distributors, though there is no guarantee that we will be successful in reaching such arrangements.  Although there are no plans to bring distribution services in house, in the event we change plans and decide to directly control product distribution, we will incur costs related to taking and processing product orders from retailers, shipping and warehousing costs, credit, collections, and in-house accounting fees.

Government Regulation

While agricultural fertilizers, soil amendments, and related products are highly regulated at the state level in the United States, these regulations do not apply to our Product because it is a crop surfactant that is comprised of less than 3% nitrogen.  We anticipate that we will incur periodic testing costs in order to ensure that our Product qualifies as a crop surfactant and is not deemed to be a fertilizer or similarly regulated product that is subject to regulatory requirements.

Intellectual Property

The composition of AgraBurst PRO™ is covered by provisional patent application number 61/897,584 that was filed with the United States patent office on October 30, 2013.

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs.  We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary formulas, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.  The trademark for “AgraBurst” has been approved as of August 26, 2014 and is currently active under Registration Number 4594428.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer.  Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights will be a key component of our sales and operating strategy.

Compliance with Environmental Laws

Our current operations are not subject to any environmental laws.  All of the ingredients in our Product meet or exceed most organic and non-GMO blending and application protocols.

Facilities

We have formed a strategic partnership to streamline our business expense overhead by sourcing out blending and manufacturing functions to United Agricultural Services, Inc. (UAS) of Florida.  Since 1993, UAS researches, manufactures and markets one of the largest lines of high quality biological, organic/natural fertilizers, foliar nutrients and natural biodegradable soil conditioners.  UAS also provides outsourcing services that we will be utilizing, including custom blending, warehousing and logistics for many sustainable agriculture firms operating domestically and globally.  Our Product will be blended at UAS’s 40,000 plus square foot facility located in Panasoffkee, Florida.

Employees

We currently have 2 full time employees, including our Chief Executive Officer.  We also utilize the services of outside consultants for various aspects of business development, finance and accounting and public relations.

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

The feasibility of marketing our product has been assumed to this point and there can be no assurance that such assumptions are correct.  It is possible that the costs of development and implementation of our nano-surfactant may be too expensive to market AgraBurst PRO™ at a competitive price.  It is also possible that competing technologies may be introduced into the marketplace before or after the introduction of our product to the market, which may adversely affect our ability to market our product at a competitive price.

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

We face competition from other producers of agricultural nano-surfactants, as well as from fertilizer and agricultural chemical manufacturers.  The bases on which we expect to compete include, but may not be limited to:

•

price;

•

organic certification;

•

product quality;

•

product performance;

•

brand identification; and

•

customer service.

Demand for our products will be affected by our competitors’ promotional spending.  We may be unable to compete successfully on any or all of these bases in the future, which may have a material adverse effect on our revenues and results of operations.

Moreover, although historically the logistics and perishability of food commodities has led to regionalized competition, the market for fresh food commodities is becoming increasingly globalized as a result of improved delivery logistics and improved preservation of the products.  Increased competition, consolidation, and overcapacity may lead to lower product pricing of competing products that could reduce demand for our products and have a material adverse effect on our revenues and operating results.

If we do not have access to all of the equipment, supplies, materials and services needed, we may have to suspend our operations as a result.

Competition and unforeseen limited sources of supplies in the industry may result in occasional spot shortages of equipment, supplies and materials.  In particular, we may experience possible unavailability of core ingredients used in our products and materials and services used in our production facilities.  Such unavailability could result in increased costs and delays to our operations.  Although our production is limited at this point, and we believe the foreseen risk of this is low at this point, if we cannot find the products or if our manufacturers cannot find the equipment and materials that we need on a timely basis, we may have to suspend our production plans.

If we lose our key management and technical personnel, our business may be adversely affected.

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer and Chief Operating Officer. We do not currently maintain any key man insurance.  An unexpected partial or total loss of the services of these key individuals could be detrimental to our business.

Our business plan relies is an outsourcing model which requires that we secure reliable and experienced partners.

We intend to outsource manufacturing, shipping and order fulfillment services to experienced and reliable vendors to reduce operational overhead costs.  In the event that we do not procure the necessary service providers, our business may be adversely affected.  In addition, we plan to build a network of independent distributors to be paid on a wholesale to retail mark-up basis on sales.  Our success will be dependent upon attracting experienced and successful distributors to sell our product.  In the event that we are not successful in recruiting independent distributors, or only a small percentage of our sales force are successful in building our revenues, our business plan will be negatively affected

Our product is subject to regulatory approvals and if we fail to obtain such approvals, our business may be adversely affected.

Failure to ensure product safety and compliance with food various standards could result in serious adverse consequences for us.  As our products may be used in the farming of other products for human consumption, food safety issues (both actual and perceived) may have a negative impact on the reputation of and demand for our products.  In addition to the need to comply with relevant safety regulations, it is of critical importance that our products are safe and perceived as safe and healthy in all relevant markets.

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

Our success is dependent upon our ability to commercialize our nano-surfactant technology.

We are currently in the pilot production stage but have not yet commenced full commercial operations.  Since inception, we have been engaged principally in the research and development of the nano-surfactant technology.  Therefore, we have a limited operating history upon which an evaluation of our prospects can be made by investors.  Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving bio stimulant and crop protection industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

Our nano-surfactant technology may not operate as intended.

Although we have successfully tested our nano-surfactant technology on crops and turf, our approach, which is still fairly new in the industry, may not operate as intended or may be subject to other factors that we have not yet considered.

Our success is dependent upon our ability to protect our intellectual property.

Our success will depend, in part, on our ability to obtain and enforce protection for our intellectual property in the United States and other countries.  It is possible that our intellectual property protection could fail, if challenged.  It is possible that the claims for patents or other intellectual property protections could be denied or invalidated or that our protections will not be sufficiently broad to protect our technology.  It is also possible that our intellectual property will not provide protection against competitive products, or will not otherwise be commercially viable.

Our commercial success will depend in part on our ability to commercialize our nano-surfactant production without infringing on patents or proprietary rights of others.  We cannot guarantee that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights, or that other parties have not, or will not, be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

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

To develop and expand our business, we will need to make investments in inventory, sales and marketing, and general and administrative expenses.  In addition, our growth will require working capital.  We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements.  If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our existing operations, and may not be able to take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures.  Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

Because we may never have net income from our operations, our business may fail.

We have a limited history of revenues and no profitability from operations.  There can be no assurance that we will ever operate profitably.  Our success is significantly dependent on uncertain events, including market acceptance of our products and distributing and selling our products.

Before we are able to recognize any substantial increase in revenues from sales to customers of our products, we anticipate that we will incur increased operating expenses.  We therefore expect to incur significant losses.  If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations.  We can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business may fail and investors may lose all of their investment in our Company.

Risks Related to Doing Business in Foreign Countries

Our agreements with distributors in foreign countries are subject to political, economic, legal and regulatory risks.

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

Consequently, our activities in foreign countries may be substantially affected by factors beyond our control, any of which could materially adversely affect our business, prospects, financial position and results of operations.  Furthermore, in the event of a dispute arising from our operations in other countries, we may be subject to the exclusive jurisdiction of courts outside the United States or may not be successful in subjecting non-U.S. persons to the jurisdiction of the courts in the United States, which could adversely affect the outcome of a dispute.

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

Although our common stock is listed for quotation on the OTC Marketplace under the symbol “GROG”, the trading volume of our stock is limited and a market may not develop or be sustained.  As a result, any trading price of our common stock quoted on the OTC Marketplace may not be an accurate indicator of the trading price of our common stock.  Any trading in our shares could have a significant effect on our stock price.  If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-51983, the market for “penny stocks” has suffered from patterns of serious abuse and misconduct in the distribution and secondary trading of penny stocks.  Such patterns include: (1) boiler room practices involving high-pressure sales tactics and unrealistic price projections; (2) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (3) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The occurrence of these patterns or practices could increase the future volatility of our share price.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of May 31, 2016, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended May 31, 2016, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The report of our independent registered public accounting firm, with respect to our financial statements and the related notes for the fiscal year ended May 31 2016, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.

The report of Turner, Stone & Company, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended May 31, 2016, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.  For additional information, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Going Concern.”

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We were a “shell company” pursuant to Rule 144 in our past, and as such, sales of our securities pursuant to Rule 144 were not able to be made until February 11, 2015.  Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.  Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at 101 S. Reid Street, Suite 307, Sioux Falls, South Dakota 57103, where we pay $137 per month on an operating lease that expires on October 1, 2016.  We currently have no other properties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol “GROG”.  The closing price of our common stock on August 26, 2016 was $0.145 per share.  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com).  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low

May 31, 2016	$0.14	$0.05
February 29, 2016	$0.16	$0.05
November 30, 2015	$0.22	$0.12
August 31, 2015	$0.46	$0.11
May 31, 2015	$1.06	$0.34
February 28, 2015	$0.75	$0.50
November 30, 2014	$0.60	$0.42
August 31, 2014(1)	$-	$-

(1) No data available during this period.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

Holders of Common Stock

As of August 29, 2016, there were 56 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”  As of such date, 91,293,178 shares were issued and outstanding.

Registration Rights

We currently do not have any investment agreements in place with registration rights.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On August 11, 2015, the Company completed a private placement consisting of 600,000 units at a price of $0.20 per share for total proceeds of $120,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 and have a two-year term.

On October 7, 2015, the Company completed a private placement consisting of 1,250,000 units at a price of $0.20 per share for total proceeds of $250,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 and have a two-year term.

On March 4, 2016, the Company completed a private placement consisting of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

In February, March and May 2016, the Company completed private placements consisting of an aggregate of 349,607 shares of units at a price of $0.10 per share for total proceeds of $34,960. Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.  The shares were not yet issued as of May 31, 2016 and are reflected as common stock subscribed on the Company’s balance sheet.

The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation plans formally approved by the shareholders of the Company as of May 31, 2016.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2016, we did not purchase any of our equity securities.

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

On September 9, 2013, we entered into an asset purchase agreement with Joseph Fewer and Stephen Moseley, whereby we agreed to acquire all rights, title, and interest in and to the assets relating to our initial product, AgraBurst™, (the “APA”).  In consideration of Joseph Fewer selling the intellectual property comprising AgraBurst™ to us, including the technology described in the United States provisional patent application number 61/897,584 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern, we issued to Mr. Fewer 12,500,000 post forward-split common shares in our capital.  The APA also required that we complete a forward split of our common stock such that 25 new shares of common stock are exchanged for each currently issued share of common stock outstanding, and that 74,000,000 shares of post-forward-split common stock held by our former president be returned to treasury.  We completed this forward-split on November 1, 2013.

During our fiscal year ending May 31, 2016, we developed further enhancements to our AgraBurst™ formula to make it an all-natural, premium organic, non-GMO nano-surfactant for fertilizer manufacturers and commercial lawn & turf companies.  AgraBurst PRO™ is an agricultural input which enhances the ability of the plant to more efficiently use the added nutrients incorporated in fertilizers, which results in less fertilizer required.  The application of AgraBurst PRO™ can begin the process of improving the health of the soil while minimizing the use of conventional chemical agricultural inputs.

Subsequent to our fiscal year ended May 31, 2016, on July 11, 2016, we entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of our Common Stock for cancellation.  See Notes to Financial Statements - Note 11 - Subsequent Events for additional information regarding the Rescission Agreements.

Subsequent to our fiscal year ended May 31, 2016, on July 18, 2016, we entered into an Exchange Agreement (the “Exchange Agreement”) separately with two shareholders, whereby on the Effective Date (as defined below) each shareholder agreed to (i) surrender 10,000,000 shares of our Common Stock, and (ii) assign such Common Stock to us for cancellation thereof pursuant to an Assignment of Interest; and whereby, in exchange, we shall (i) cancel the Shareholder’s Common Stock, (ii) issue each shareholder 20,000 shares of a new class of capital stock, namely a Series A Preferred Stock of $0.001 par value (the “Exchange Stock”), and (iii) enter the exchange on our books and records.  “Effective Date” means the date the Exchange Agreement, including the Assignment of Interest has been fully executed and delivered, we have obtained shareholder approval of the establishment of the class of Series A Preferred Stock and the Certificate of Designation establishing the Series A Preferred Stock has been filed with the Nevada Secretary of State.  See Notes to Financial Statements - Note 11 - Subsequent Events for additional information regarding the Exchange Agreement.

Results of Operations

Comparison of the Twelve Months Ended May 31, 2016 and the Twelve Months Ended May 31, 2015

Revenue

We had revenues of $14,611 for the year ended May 31, 2016, as compared to revenues of $39,813 for the same period in 2015.  Revenue decreased by $25,202 due to our focus and efforts being redirected to redeveloping our product formulas and to new product development.

Operating Expenses

Our expenses for the twelve months ended May 31, 2016 are summarized as follows in comparison to our expenses for the twelve months ended May 31, 2015:

	Year Ended May 31,
	2016	2015
Commissions	$-	$3,925
Consulting fees	551,636	256,400
Depreciation	32,578	34,953
General and administrative expenses	109,254	152,434
Impairment loss on intangible assets	40,260	201,000
Transfer agent and filing fees	14,522	18,263
Professional fees	93,754	53,902
Total Expenses	$842,004	$720,877

Operating expenses increased $121,127 from $720,877 for the year ended May 31, 2015 to $842,004 for the year ended May 31, 2016, an increase of 17%.  The primary reason is a $295,236 increase in consulting fees for the year ended May 31, 2016 in comparison to the previous year.  This increase was partially offset by a $160,740 decrease in impairment loss on intangible assets in comparison to the previous year.

Other Income and Expense

Other income and expense for the twelve months ended May 31, 2016 and 2015 are summarized as follows:

	Year Ended May 31,
	2016	2015
Gain on settlement of debt	42,017	-
Interest expense	(419)	-
Total Expenses	$41,598	$-

Our gain on settlement of debt of $42,017 was a result of the cancellation of amounts due a related party during the year ended May 31, 2016.  See Part III - Item 13 - Certain Relationships and Related Transactions and Director Independence, for additional information.

Liquidity and Capital Resources

As of May 31, 2016, we had cash on hand of $12,387 and a working capital deficiency of $305,629, as compared to cash equivalents on hand of $654 and a working capital deficiency of $298,371 as of May 31, 2015.  The increase in working capital deficiency is mainly due to an increase in accounts payable and related party payables for the year ended May 31, 2016.

Private Placement Offerings

On August 11, 2015, we completed a private placement consisting of 600,000 units at a price of $0.20 per share for total proceeds of $120,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 and have a two-year term.

On October 7, 2015, we completed a private placement consisting of 1,250,000 units at a price of $0.20 per share for total proceeds of $250,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 and have a two-year term.

On March 4, 2016, we completed a private placement consisting of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

In February, March and May 2016, we completed private placements consisting of an aggregate of 349,607 shares of units at a price of $0.10 per share for total proceeds of $34,960.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.  The shares were not yet issued as of May 31, 2016 and are reflected as common stock subscribed on our balance sheet.

In June and July of 2016, the Company completed private placements consisting of an aggregate of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

Going Concern

The audited financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  We have accumulated losses through the period to May 31, 2016 of $2,924,684 as well as negative cash flows from operating activities.  Presently, we do not have sufficient cash resources to meet our plans in the twelve months following May 31, 2016.  These factors raise substantial doubt about our ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that we will be successful with our fund raising initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.  If we raise additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our future plans for developing our business and achieving commercial revenues.  If we are unable to obtain the necessary capital, we may have to cease operations.

Working Capital Deficiency

	May 31,	May 31,
	2016	2015
Current assets	$68,392	$45,862
Current liabilities	374,021	344,233
Working capital deficiency	$305,629	$298,371

The increase in current assets is mainly due to an increase of cash, accounts receivable and prepaid expenses.  The increase in current liabilities is primarily due to increase in accounts payable and related party payables.  Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Year Ended May 31,
	2016	2015
Net cash used in operating activities	$(509,194)	$(292,784)
Net cash used in investing activities	(23,577)	-
Net cash provided by financing activities	544,504	281,250
Increase (decrease) in cash	$11,733	$(11,534)

The increase in net cash used in operating activities in the twelve months ended May 31, 2016, as compared to the previous year is due primarily to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Future Financing

Given our cash position of $12,387 as of May 31, 2016, management believes that our cash on hand and working capital are insufficient to meet our current anticipated cash requirements.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $500,000 to $750,000 to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the fiscal year ended May 31, 2016.

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

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five- step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of this standard.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. According to ASU 2015-11, an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of ASU 2015-11, there are no other substantive changes to the guidance on measurement of inventory.

For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt the above. The adoption does not have a significant impact on the Company’s consolidated financial position or results of operations.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2016 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and our Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments.  Our management concluded, as of May 31, 2016, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of May 31, 2016, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

(i)

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

(ii)

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

(iv)

Entity Level Risk Assessment.  The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency, which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

(v)

Lack of Personnel with GAAP Experience.  We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S.

Our management has determined that the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as resources allow:

(i)

appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

(ii)

adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) are largely dependent upon our Company securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required.  If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended May 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position	Since

Richard D. Kamolvathin	48	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Direcctor	September 18, 2015
Tyler Mackay	44	Chief Operating Officer	September 18, 2015
Grant Walsh	68	Chairman of the Board and Director	October 6, 2015
William Gerald Platt	69	Director	October 16, 2015
Max Brian Yale	68	Director	October 28, 2015
David E. Colburn	69	Director	November 4, 2015

The Board of Directors is comprised of only one class.  All of the directors serve for a term of one year and until their successors are elected at the Company’s annual shareholders’ meeting and are qualified, subject to removal by the Company’s shareholders.  For the year ended May 31, 2016, the Company did not hold an annual shareholders’ meeting.  Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and &#0;ualified at a meeting of the Board of Directors.

Business Experience

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Richard D. Kamolvathin – Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Richard D. Kamolvathin was appointed as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company on September 18, 2015.  Mr. Kamolvathin previously served as Chairman of the Board of Verity Corp., a publicly-traded Organic and Non-GMO sustainable agriculture company.  In this capacity he also served the company as CEO from November 2013 until August 2014, after a term as President from October 2013 and previously as Executive Vice President of Verity Farms LLC, a wholly owned subsidiary of Verity Corp., since February 2011.  From June 2006 through January 2011, Mr. Kamolvathin was a sustainable agriculture field advisor for the Rice Bank Foundation, United Nations (Thailand).  Prior to 2006, Mr. Kamolvathin worked in the financial services industry.  Mr. Kamolvathin is a resident of Sioux Falls, South Dakota, a Regents Private Advisory Board Chair of Vistage International and an advisor to various public and private companies.  In this role he facilitated C-level private board advisory to companies regarding leadership, business strategy formation, new business development, customer growth/retention, and profit generation.  He was educated at Western University New York where he earned a Master of Science degree in Applied Mathematics and Theoretical Physics, and at New York Business School where he earned a Bachelor of Science in Mathematics (Honors).  Mr. Kamolvathin also holds a number of physics-based U.S. patents.

We believe that Mr. Kamolvathin is qualified to serve on our board of directors because of his knowledge of the industry and our current operations, in addition to his education and business experiences described above.

Tyler Mackay – Chief Operating Officer

Tyler Mackay was appointed Chief Operating Officer of our Company on September 18, 2015.  Mr. Mackay is a business professional, analyst and project manager with extensive purchasing, contract negotiation, human resource and project implementation experience.  Since early 2014, he has been actively engaged in the development of the Company’s operations, most recently in the role of VP of Business Development.  Previously, from 1999 to 2013, he worked for the Insurance Corporation of British Columbia in a variety of leadership roles as Senior Business Analyst in Planning and Operations, Purchasing and Logistics.  He received professional accreditation at the Sauder School of Business, University of British Columbia (UBC), with additional accreditation at Simon Fraser University, along with a number of industry certifications in purchasing management, procurement methodology, human resources, and strategic supply management.

Grant B. Walsh – Chairman of the Board and Director

Grant B. Walsh was appointed as Chairman of the Board of Directors of our Company on October 6, 2015.  Mr. Walsh has been Chairman and/or Director of over 20 companies.  Currently, he serves as Chairman of Canada Lands Company Limited (2010 to present).  He also serves as a Director of Medifocus Inc. (2007 to present), Square Canada Inc. (2013 to present), and Stroud Resources Inc. (2014 to present).  Mr. Walsh is the Managing Director of Walsh Delta Group Inc. (2005 to present), a firm specializing in governance, strategy, leadership, and performance improvement.  His expertise is strategy, turnaround and transformational change.  Mr. Walsh has been a CEO and/or senior executive of companies in healthcare and the service sector, public and private organizations and U.S. and Canadian entities.  As Executive Vice President of The ServiceMaster Company, Chicago, IL, he was accountable for $550 million in revenue, 30,000 employees, and 10,000 properties in 44 states and Canada.  Mr. Walsh holds a Master of Business Administration degree in Finance from Southern Illinois University and a designation as a Chartered Director from McMaster University and the Conference Board of Canada.  He is a member of the National Association of Corporate Directors and the Institute of Corporate Directors – Canada.

We believe that Mr. Walsh is qualified to serve on our board of directors because of his experience in chairing publicly-traded companies, in addition to his education and business experiences described above.

William Gerald Platt, Ph.D. – Director

William Gerald (“Jerry”) Platt, Ph.D. was appointed a Director of our Company on October 16, 2015.  Dr. Platt is a Professor Emeritus at San Francisco State University, where he was Professor of Finance for nearly three decades and served as Dean of the College of Business.  In 2004, he joined the faculty of the University of Redlands as the Senecal Endowed Chair and Dean of the School of Business.  From July 2010 to his retirement from Redlands in February 2012, Dr. Platt was on extended leave in Japan, where he served as Professor of Global Business at Akita International University from April 2011 through March 2014. Since then he has returned to the U.S. but continues to teach part-time in an on-line format for universities in Japan and Canada.  From October 2012 to January 2015, Dr. Platt served as Vice Chair of the International Advisory Board to The International Academic Forum (IAFOR).  In addition to an extensive career in academia, Dr. Platt previously served as Director of Analytical Services at Health Application Systems, Inc. (HAS), as Manager of Financial Analysis at Natomas Company, at the time a Fortune 500 corporation, and as CEO at Maximum Integrity Air, Inc.  He holds an undergraduate degree from Michigan State University, an MBA from Wayne State University, both an M.A. and Ph.D. in Public Administration from The Ohio State University, and a post- doctorate M.S. in statistical computing from Stanford University. Dr. Platt is currently a resident of Beaumont, California.

We believe that Mr. Platt is qualified to serve on our board of directors because of his knowledge of our current financial operations, in addition to his education and business experiences described above.

Max Brian Yale – Director

Max “Brian” Yale was appointed a Director of our Company on October 28, 2015.  Mr. Yale is an international IT consultant with over 30 years of experience designing and implementing enterprise technology systems for businesses in the US, Canada, and Europe.  Mr. Yale served for 10 years as Director of Consulting Services for Hitachi Solutions America.  Currently, Hitachi has retained Brian as the Solution Architect for an enterprise system transformation project for a large US and Canada equipment supplier.

Before Hitachi, Mr. Yale served as Chief Information Officer (CIO) of American Residential Services and American Mechanical Services, subsidiaries of The ServiceMaster Company, Chicago, IL.  He supported over 7,000 employees with IT services and solutions, and managed a staff of IT professionals across North America.  In Canada, he has provided IT consulting and advisory services to manufacturers, health care providers, computer services providers, and consumer services businesses.  Mr. Yale is a Senior Consultant of the Walsh Delta Group Inc. and its predecessor corporation and participated in numerous service sector consulting assignments across Canada.  In the US, Mr. Yale’s clients include legal, non-profit, retail, consumer services, mechanical contractors, wholesale distribution, and government.  Government clients include police, fire (911 Call Center), building inspection, and the San Diego City Council.  Mr. Yale was privileged to serve as a business advisor and principal consultant for the Turben Company, an innovative IT service provide for foster youth in California.  During his career as a business software developer, he personally developed a complete field service and CRM system that is still in use and has processed over $2.5 billion in service work orders to-date. Mr. Yale is Six Sigma certified and has sponsored numerous projects for process improvement.  Mr. Yale has been Professor of Computer Science at Laverne University – San Diego Campus.  He holds a Master of Science degree in Mathematics from San Diego State University, where he graduated with highest honors.  He is a past member of the El Cajon Rotary Club, a past member of the Board of Directors of Volunteers of America, and a past board member of the Board of Directors of Boys and Girls Club of El Cajon.

We believe that Mr. Yale is qualified to serve on our board of directors because of his operational experience, in addition to his education and business experiences described above.

David E. Colburn – Director

David E. Colburn was appointed a Director of our Company on November 4, 2015.  Mr. Colburn has over thirty years of operating and executive level experience in public and private enterprises serving as President/CEO of six companies and Chief Operating Officer of two companies.  Mr. Colburn has had P&L and revenue responsibility for companies with annual revenues of $8 million to $7 billion and has an extensive operating background in automotive, industrial, technology and manufacturing.  Mr. Colburn served as President of the Global Manufacturing Industry Practice of Electronic Data Systems (EDS) of Plano, TX; Del-Met Corporation of Nashville, TN; MTD Automotive of Cleveland, OH; AP Parts International Inc.’s North American Aftermarket Division of Goldsboro, NC; and Repcoparts Corporation of Cerritos, CA.  From 2011 to 2015, he was President and CEO of Hickory Springs Manufacturing of Hickory, NC, a large diversified manufacturer with 55 US locations, 3,000 employees and a global footprint where he now still serves on the Board of Directors. Mr. Colburn has served as Chairman of the Automotive Service Industry Association and Automotive Sales Council, in addition to the Board of ACG Raleigh (Association for Corporate Growth).  He currently is a member of National Association of Corporate Directors (NACD).  He has served on the boards of MTD Corp, Hickory Springs Manufacturing, Evatran, LLC and Bob Barker, Inc. (Chairman of Audit Committee in the past and still serving on the Board).  Mr. Colburn earned a Bachelor of Arts degree at Roberts Wesleyan College and has earned continuing education credentials from the University of Michigan, University of Pennsylvania (Wharton School of Business), University of Illinois and Bowling Green University.

We believe that Mr. Colburn is qualified to serve on our board of directors because of his knowledge of our current operations, in addition to his education and business experiences described above.

With respect to each Director named above, there is no arrangement or understanding pursuant to which any were appointed as a Director of the Company.  No Director has any family relationships with any other executive officers or Directors of the Company, or persons nominated or chosen by the Company to become Directors or executive officers.  Furthermore, the Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.  It is contemplated that any Director may serve on certain committees of the Board of Directors, but no such committee appointments have been made at this time.

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for reelection or reappointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals.  Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and any incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

During the fiscal year ended May 31, 2016, our Board of Directors held one formal meeting.  In addition to that, the Board of Directors approved various corporate actions by way of resolutions consented to in writing by a unanimous vote of the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2016, the reports listed below were not timely filed. With respect to 10% percent beneficial owners, our policy is to use our reasonable best efforts to compel such holders to comply with all applicable filing requirements.

Reporting Person	Date of Reportable Event	Form Required	Filing Due Date	Date Form Filed

Richard D. Kamolvathin	9/18/2015	Form 3	9/28/2015	9/30/2015
Tyler John Mackay	9/18/2015	Form 3	9/28/2015	9/30/2015
Grant B. Walsh	10/06/2016	Form 3	10/16/2015	10/23/2015
Max Brian Yale	10/28/2015	Form 3	11/7/2015	11/13/2015
David E. Colburn	11/4/2015	Form 3	11/14/2015	11/30/2015
Grant B. Walsh	1/22/2016	Form 4	1/26/2016	4/21/2016
William Gerald Platt	1/22/2016	Form 4	1/26/2016	4/21/2016
David E. Colburn	1/22/2016	Form 4	1/26/2016	4/21/2016
Max Brian Yale	1/22/2016	Form 4	1/26/2016	4/21/2016
Joseph Fewer	*	*	*	Not Filed

* Last Schedule 13D filed on May 14, 2015 indicating 21,500,000 shares of Common Stock held directly by Mr. Fewer and 2,500,000 shares of Common Stock held by Mr. Fewer in joint tenancy with his wife.

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

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o GroGenesis, Inc., 101 S. Reid Street, Suite 307, Sioux Falls, SD 57103.

As of May 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Richard D. Kamolvathin currently serves as the Company’s principal executive officer.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.  It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

The Company has not adopted a written code of ethics that governs the Company’s employees, officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.  In deciding on the composition and amounts of compensation of our named executive officers, the Board of Directors considers such factors as what business objectives the compensation program is designed to reward, what is each element of compensation and how to compensate for it, how to determine the amount or formula for each element and how each element fits into the company’s overall compensation objectives and affects decisions regarding other elements of compensation.

Summary Compensation

The following table summarizes the compensation of each named executive for the fiscal years ended May 31, 2016 and 2015 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year		Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Nonequity Incentive Plan Compen- sation ($)		Change in Pension Value and Non Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)		Total ($)
Richard Kamolvathin CEO & CFO (1)(2)(3)	2016 2015	$ $	- -	$ $	- -	$ $	85,000 -	$ $	- -	$ $	- -	$ $	- -	$ $	118,145 -	$ $	203,145 -

Joseph Fewer Former CEO & CFO(4)	2016 2015	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	25,200 42,000	$ $	25,200 42,000

Notes:

(1)

Mr. Kamolvathin was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company on September 18, 2015.

(2)

During the year ended May 31, 2016, Mr. Kamolvathin earned $118,145 as compensation for his role as our Chief Executive Officer and Chief Financial Officer.

(3)

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of Mr. Kamolvathin.

(4)

Mr. Fewer resigned from all of his officer positions in the Company on September 18, 2015.

Employment Agreements

There are currently no employment agreements between the Company and any of our executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of May 31, 2016.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Richard Kamolvathin CEO & CFO	- -	- -	- -	- -	N/A N/A	- -	- -	- -	- -

Joseph Fewer Former CEO & CFO	- -	- -	- -	- -	N/A N/A	- -	- -	- -	- -

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended May 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Grant Walsh, Chairman 1&6	-	55,100	-	-	-	-	55,100
Richard Kamolvathin, Director 2&6	-	-	-	-	-	-	-
William Gerald Platt, Director 3&6	-	62,020	-	-	-	-	62,020
Brian Yale, Director 4&6	-	62,020	-	-	-	-	62,020
David E. Colburn, Director 5&6	-	56,020	-	-	-	-	56,020

Notes:

(1)

Mr. Walsh was appointed as Chairman of the Board of Directors of the Company on October 6, 2015.  On January 22, 2016, Mr. Walsh was granted 1,000,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

(2)

Mr. Kamolvathin was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company on September 18, 2015.  On October 19, 2015, Mr. Kamolvathin was granted 500,000 shares of restricted stock of the Company that vested on date of grant.

(3)

Dr. Platt was appointed to the Board of Directors on October 16, 2015.  Upon such appointment as a Director, Dr. Platt was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Dr. Platt was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

(4)

Mr. Yale was appointed to the Board of Directors on October 28, 2015.  Upon such appointment as a Director, Mr. Yale was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Yale was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

(5)

Mr. Colburn was appointed to the Board of Directors on November 4, 2015.  Upon such appointment as a Director, Mr. Colburn was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Colburn was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

(6)

All directors receive reimbursement for reasonable out of pocket expenses in attending board of directors’ meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we intend to compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of August 29, 2016, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of August 29, 2016, there were 91,293,178 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Common Stock	Joseph Fewer 7123 Hacienda Road Aylmer Ontario, Canada, N5H 2R5	23,792,000 Direct (3)	26.06%
Common Stock	Maria Fernandes H. No. 16/B, Adsul in Benaulim Goa	11,000,000 Direct	12.05%
	Total Beneficial Holders as a Group	34,792,000 Direct	38.11%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Common Stock	Richard D. Kamolvathin	500,000 Direct (4)	.56%
Common Stock	Tyler Mackay	-	-
Common Stock	Grant Walsh (5)	-	-
Common Stock	William Gerald Platt	300,000 Direct (6)	.33%
Common Stock	Max Brian Yale	300,000 Direct (7)	.33%
Common Stock	David E. Colburn	300,000 Direct (8)	.33%
Common Stock	Directors & Executive Officers as a group	1,400,000 Direct	1.55%

Notes:

(1)

The address of record is c/o GroGenesis, Inc., 101 S. Reid Street, Suite 307, Sioux Falls, SD 57103.

(2)

Unless otherwise noted, the beneficial owner has sole voting and investment power with respect to the shares shown.  All ownership is beneficial and of record, unless indicated otherwise.  Beneficial ownership includes stock options that will vest within 60 days of August 29, 2016.

(3)

Includes (a) 21,500,000 shares of common stock held by Mr. Fewer, and (b) 2,292,000 shares held jointly with Mr. Fewer’s wife, and over which Mr. Fewer has shared voting power.

(4)

On October 19, 2015, Mr. Kamolvathin was granted 500,000 shares of restricted stock of the Company that vested on the date of the grant.

(5)

On January 22, 2016, Mr. Walsh was granted 1,000,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

(6)

On October 16, 2015, Dr. Platt was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Dr. Platt was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

(7)

On October 28, 2015, Mr. Yale was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Yale was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

(8)

On November 4, 2015, Mr. Colburn was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Colburn was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of May 31, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•

any director or executive officer of our company;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any promoters and control persons; and

•

any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Consulting Agreements

We entered into an agreement with our Vice-President of Sales and Manufacturing, Stephen Moseley, on September 9, 2013 whereby we agreed to acquire certain equipment used in conjunction with the production, sales, and marketing of AgraBurst.  In consideration of Mr. Moseley transferring title of these assets to us, we issued 5,000,000 post-split shares of our common stock to him.  We  also executed a consulting agreement with Mr. Moseley whereby he will receive $5,000 per month in consideration of him providing his full-time services to us.  Mr. Moseley's agreement would have become effective on the date that we raised a minimum of $500,000 for operations.  The agreement recognized that Mr. Moseley had been involved in the sale of surfactants prior to the date of the agreement and that he would maintain the right to sell AgraBurst to 53 existing clients and profit exclusively from sales to them.  On July 11, 2016, we entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”) with Mr. Moseley, whereby he agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,000,000 shares of our common stock to us for cancellation.  In conjunction with Rescission Agreement, Mr. Moseley and the Company consented to a mutual release of any claims, current or contemplated.

On March 1, 2014, we entered into a Consulting Agreement with our Chief Operating Officer, Alan R. Hughes, whereby the Company agreed to pay Mr. Hughes $2,500 per month.  During the year ended May 31, 2016 and 2015, the Company recorded $8,917 and $37,500, respectively, of consulting fees for services that Mr. Hughes provided.  As of May 31, 2016, we owe Mr. Hughes $46,417 (2015 -$37,500), which is unsecured, non-interest bearing and due on demand.  On September 17, 2015, Mr. Hughes resigned as Chief Operating Officer and Director of the Company.

Exchange Agreement

Subsequent to our fiscal year ended May 31, 2016, on July 18, 2016, we entered into an Exchange Agreement (the “Exchange Agreement”) separately with two shareholders, whereby on the Effective Date (as defined below) each shareholder agreed to (i) surrender 10,000,000 shares of our Common Stock, and (ii) assign such Common Stock to us for cancellation thereof pursuant to an Assignment of Interest; and whereby, in exchange, we shall (i) cancel the Shareholder’s Common Stock, (ii) issue each shareholder 20,000 shares of a new class of capital stock, namely a Series A Preferred Stock of $0.001 par value (the “Exchange Stock”), and (iii) enter the exchange on our books and records. “Effective Date” means the date the Exchange Agreement, including the Assignment of Interest has been fully executed and delivered, we have obtained shareholder approval of the establishment of the class of Series A Preferred Stock and the Certificate of Designation establishing the Series A Preferred Stock has been filed with the Nevada Secretary of State.  See Notes to Financial Statements - Note 11 - Subsequent Events for additional information regarding the Exchange Agreement.

Expense Reimbursement

During the year ended May 31, 2015, Stephen Moseley, our former Vice President of Sales and Manufacturing, paid for expenses on behalf of the Company and collected revenue on sales on behalf of the Company.  As of May 31, 2016 and 2015, the Company owes Mr. Moseley $73,387 and $72,896, respectively, for loans that are unsecured, non-interest bearing and due on demand.

As of May 31, 2016 and 2015, the Company owes Mr. Fewer $44,542 and $9,092, respectively, for loans, general and administrative expenses and travel expenses paid on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.  As of May 31, 2016, the Company owes the wife of Mr. Fewer $4,000 ($6,000 as of May 31, 2015) for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

Shareholder Loans

During the year ended May 31, 2015, the Company received loans of $53,325 from two shareholders.  As of May 31, 2016, the balance of these loans was $63,325.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

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

Director Independence

Our board of directors consists of Richard Kamolvathin, Grant B. Walsh, William Gerald (“Jerry”) Platt, Max “Brian” Yale and David E. Colburn.  Our securities are quoted on the OTC Marketplace, which does not have any director independence requirements.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.  Based on these standards, we have determined that Messrs. Walsh, Platt, Yale and Colburn are each independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective September 21, 2015, PLS CPA, a professional corporation, ("PLS) resigned as our independent registered public accounting firm.  On September 25, 2015 the we engaged Turner, Stone & Company, LLP (“Turner Stone”) as our new independent registered public accounting firm.  The following table sets forth the fees billed to the Company for professional services rendered by PLS and Turner Stone, respectively, for each of the years ended May 31, 2016 and 2015:

	Turner Stone		PLS
Services	2016	2015	2016	2015
Audit fees	$9,000	$-	$10,000	$19,000
Audit related fees	-	-	-	-
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total fees	$9,000	$-	$10,000	$19,000

Audit Fees

The audit fees were paid for the audit services of our Annual and Quarterly reports and issuing consents for our registration statements.

Other Fees

We did not use PLS or Turner Stone for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm.  All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.  Our board of directors has considered the nature and amount of fees billed by Turner Stone and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

•

Report of Independent Registered Public Accounting Firm - Turner, Stone & Company, LLP

•

Balance Sheets as of May 31, 2016 and 2015

•

Statements of Operations for the Years Ended May 31, 2016 and 2015

•

Statements of Changes in Stockholders’ Deficit for the Years Ended May 31, 2016 and 2015

•

Statements of Cash Flows for the Years Ended May 31, 2016 and 2015

The following documents are filed as part of this Annual Report:

No.	Description
2.1	Asset Purchase Agreement dated September 9, 2013, by and between the Company and Joseph Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.2	Asset Purchase Agreement dated September 9, 2013, by and among the Company and Stephen Moseley (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.3	Form of Exchange Agreement dated July 18, 2016 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2016)
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010)
10.1	Easement Agreement, dated September 9, 2013, by and among the Company, Joseph Fewer and Denise Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014).
10.2*	Consulting Agreement dated September 9, 2013, by and between the Company and Joseph Fewer
10.3	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Stephen Mosely (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
10.4	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Helen Keenan (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROGENESIS, INC.

By:  /s/ Richard Kamolvathin

Richard Kamolvathin

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date:  August 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Grant Walsh

Grant Walsh

Chairman of the Board of Directors

Date:  August 29, 2016

By:  /s/ Richard Kamolvathin

Richard Kamolvathin

Director

Date:  August 29, 2016

By:  /s/ William Gerald Platt

David Sidransky

Director

Date:  August 29, 2016

By:  /s/ Brian Yale

Yaron Adler

Director

Date:  August 29, 2016

By:  /s/ David E. Colburn

Etti Hanochi

Director

Date:  August 29, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROGENESIS, INC.

FINANCIAL STATEMENTS AS OF MAY 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GroGenesis, Inc.

We have audited the accompanying balance sheet of GroGenesis, Inc. (the “Company”) as of May 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GroGenesis, Inc. as of May 31, 2016 the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

August 29, 2016

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

____________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

GroGenesis, Inc.

We have audited the accompanying balance sheets of GroGenesis, Inc. (the “Company”) as of May 31, 2015 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GroGenesis, Inc. as of May 31, 2015, and the result of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

September 14, 2015

San Diego, CA. 92111

GROGENESIS, INC.

BALANCE SHEETS

	May 31, 2016	May 31, 2015

ASSETS

Current Assets
Cash	$12,387	$654
Accounts receivable, net	15,191	2,475
Prepaid expenses	33,835	20,500
Advances	990	-
Inventory	5,989	22,233
Total Current Assets	68,392	45,862

Property, plant and equipment - net	124,535	124,306
Goodwill	-	40,260
	124,535	164,566

Total Assets	$192,927	$210,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$130,952	$117,548
Current portion of long-term debt	3,210	-
Related party payables	205,734	192,560
Deferred revenue	12,375	12,375
Advance	21,750	21,750
Total Current Liabilities	374,021	344,233

Long-term debt, less current portion	5,564	-

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value;
88,543,571 and 81,565,000 shares issued and outstanding as of May 31, 2016 and 2015, respectively	88,544	81,565
Common stock subscribed	34,960	255,000
Additional paid-in capital	2,614,522	1,652,715
Accumulated deficit	(2,924,684)	(2,123,085)

Total Stockholders’ Deficit	(186,658)	(133,805)

Total Liabilities and Stockholders’ Deficit	$192,927	$210,428

The accompanying notes are an integral part of these financial statements.

GROGENESIS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2016	2015

Revenue	$14,611	$39,813
Cost of revenues	15,804	17,147

Gross Profit (Loss)	(1,193)	22,666

Operating expenses

Commissions	-	3,925
Consulting fees	551,636	256,400
Depreciation	32,578	34,953
General and administrative	109,254	152,434
Impairment loss on intangible assets	40,260	201,000
Transfer agent and filing fees	14,522	18,263
Professional fees	93,754	53,902

Total Operating Expenses	842,004	720,877

Loss from Operations	(843,197)	(698,211)

Other income (expense)

Gain on settlement of debt	42,017	-
Interest expense	(419)	-
	41,598	-

Net Loss	$(801,599)	$(698,211)

Net Loss Per Share - Basic	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	83,278,856	81,508,000

The accompanying notes are an integral part of these financial statements.

GROGENESIS, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Common	Additional
			Stock	Paid-in	Accumulated
	Number	Par Value	Subscribed	Capital	Deficit	Total

Balance, May 31, 2014	81,430,000	$81,430	$21,000	$1,605,600	$1,424,874	$283,156

Common stock issued for cash	135,000	135	-	47,115	-	47,250

Share subscriptions	-	-	234,000	-	-	234,000

Net loss	-	-	-	-	(698,211)	(698,211)

Balance, May 31, 2015	81,565,000	81,565	255,000	1,652,715	(2,123,085)	(133,805)
					-	-
Common stock issued for cash	3,978,571	3,979	(255,000)	761,021	-	510,000

Share subscriptions	-	-	34,960	-	-	34,960

Common stock issued for services	3,000,000	3,000	-	200,786	-	203,786

Net loss	-	-	-	-	(801,599)	(801,599)

Balance, May 31, 2016	88,543,571	$88,544	$34,960	$2,614,522	$(2,924,684)	$(186,658)

The accompanying notes are an integral part of these financial statements.

GROGENESIS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2016	2015

Cash Flows Used in Operating Activities:

Net loss	$(801,599)	$(698,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,578	34,953
Common shares issued for services	203,786	-
Impairment of intangible assets	40,260	201,000
Gain on settlement of debt	(42,017)	-
Changes in operating assets and liabilities:
Accounts receivable	(12,716)	16,525
Prepaid expenses	(13,335)	(1,600)
Advances	(990)	-
Inventory	16,244	(16,826)
Accounts payable and accrued liabilities	13,404	2,543
Related party payables	55,191	156,457
Deferred revenue	-	12,375

Net Cash Used in Operating Activities	(509,194)	(292,784)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(23,577)	-

Net Cash Used in Investing Activities	(23,577)	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	510,000	47,250
Proceeds from share subscriptions	34,960	234,000
Payments for note payable	(456)	-

Net Cash Provided by Financing Activities	544,504	281,250

Increase (decrease) in cash	11,733	(11,534)

Cash – Beginning of Period	654	12,188
Cash - End of Period	$12,387	$654

Supplementary Cash Flow Information:
Interest paid	$204	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:	,
Note payable for vehicle financing	$9,230	$-

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $2,924,684 as of May 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

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

Inventory

Inventory is stated at the lower of cost or market under the first-in, first out (FIFO) valuation method.  At May 31, 2016, inventory consists of finished goods and raw materials.

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

The Company had 3,599,607 and zero potentially dilutive shares from the outstanding common stock warrants as of May 31, 2016 and 2015, respectively.

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

Property and Equipment

Property and equipment consists of a trade show booth, a manufacturing facility, computer equipment and vehicles, and is recorded at cost, less accumulated depreciation.  Property and equipment is amortized on a straight-line basis over its estimated life.

Trade show booth	2 years
Manufacturing facility	10 years
Computer equipment and vehicles	3 years

Intangible Assets

Intangible assets consist of intellectual property and all costs incurred to acquire a trademark and a patent application.  Intellectual properties are capitalized in accordance with ASC Topic 350 “Intangibles - Goodwill and Other.”

Accounts Receivable

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances.  As of May 31, 2016 and 2015, the Company recorded an allowance of $1,150 and $1,150, respectively.

Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  During the years ended May 31, 2016 and 2015, the Company recognized an impairment charge of $40,260 and $201,000, respectively for intangible assets.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

•

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	May 31, 2016	May 31, 2015
Computer equipment	$13,631	$--
Vehicle	19,176	--
Trade show booth	45,000	45,000
Manufacturing facility	124,529	124,529
	202,336	169,529
Less: accumulated depreciation	(77,801)	(45,223)
	$124,535	$124,306

Depreciation expense was $32,578 and $34,953 for the years ended May 31, 2016 and 2015, respectively.

Subsequent to May 31, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $95,964 for the return of 5,000,000 shares of the Company’s common stock (see Note 11). The Company currently outsources its product manufacturing to third parties.

NOTE 4 - INTANGIBLE ASSETS

On September 30, 2014, the Company entered into an asset purchase agreement (Note 9) whereby the Company issued 12,500,000 shares of restricted common stock in exchange for intellectual property and related assets necessary for operating a plant surfactant manufacture and sale business.  The fair value of the 12,500,000 shares of common stock of $1,342,101 was recorded as intangible assets.  On May 31, 2014, the Company performed an impairment test on the intellectual property.  The Company recorded impairment of $1,107,101, leaving a carrying balance of $235,000 as May 31, 2014.  On May 31, 2016 and 2015, the Company performed impairment tests on the remaining balance of intellectual property and recorded impairment of $40,260 and $201,000, respectively, leaving a carrying balance of $0 as of May 31, 2016.

The following represents changes in gross carrying amount of intangibles as of May 31, 2016 and 2015:

	Trademark	Patent	Intellectual Property	Total
Cost:

Balance, May 31, 2015	$1,130	$5,130	$1,342,101	$1,348,361

Additions	-	-	-	-

Balance, May 31, 2016	1,130	5,130	1,342,101	1,348,361

Accumulated amortization and impairment:

Balance, May 31, 2015	-	-	1,308,101	1,308,101

Additions	-	-	-	-
Impairment	1,130	5,130	34,000	40,260

Balance, May 31, 2016	1,130	5,130	1,342,101	1,348,361

Carrying amounts:

Balance, May 31, 2015	1,130	5,130	34,000	40,260
Balance, May 31, 2016	$-	$-	$-	$-

NOTE 5 - ADVANCE

As of May 31, 2016 and 2015, the Company owed $21,750 to an associate of the Company’s management. The advance is unsecured, payable on demand and non-interest bearing.

NOTE 6 - RELATED PARTIES

On March 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Operating Officer (the “COO”) whereby the Company agreed to pay the COO $2,500 per month.  During the year ended May 31, 2016, the Company incurred $8,917 of consulting fees to the former COO.  As of May 31, 2016, the total balance owing to the former COO was $46,417, which is unsecured, non-interest bearing and due on demand.  The former COO resigned as our Chief Operating Officer on September 17, 2015.

On June 1, 2014, the Company entered into a Consulting Agreement with the Company’s former Chief Financial Officer (the “former CFO”), whereby the Company agreed to pay the CFO $2,500 per month.  The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.  As of May 31, 2016, the Company owes the former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand.

Prior to May 31, 2015, the former Vice President of Sales and Manufacturing (“VPSM”) paid for expenses on behalf of the Company and earned commissions on sales on behalf of the Company.  As of May 31, 2016, the Company owed the former VPSM of the Company $73,387, which is unsecured, non-interest bearing and due on demand.  This former VPSM resigned from the Company in July 2015.  On April 15, 2015, the VPSM and the Company entered into a Release Agreement whereby the amount due was extinguished in exchange for inventory of the Company, resulting in a gain on extinguishment of debt of $42,017 during the year ended May 31, 2016.

As of May 31, 2016, the Company owes the former President of the Company $44,542 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President.  The amount is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of May 31, 2016, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of May 31, 2016, the Company had loans of $63,325 from shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.  The Company has not yet formalized loan agreements for these loans.

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

On April 3, 2015, the Company completed a private placement consisting of 728,571 shares of common stock at a price of $0.35 per share for total proceeds of $255,000. The shares were issued on February 17, 2016 and are reflected as common stock subscribed on the Company’s balance sheet as of May 31, 2015.

On August 11, 2015, the Company completed a private placement consisting of 600,000 units at a price of $0.20 per share for total proceeds of $120,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 and have a two year term.

On October 7, 2015, the Company completed a private placement consisting of 1,250,000 units at a price of $0.20 per share for total proceeds of $250,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.40 and have a two-year term.

On March 4, 2016, the Company completed a private placement consisting of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

In February, March and May 2016, the Company completed private placements consisting of an aggregate of 349,607 shares of units at a price of $0.10 per share for total proceeds of $34,960. Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one year term. The shares were not yet issued as of May 31, 2016 and are reflected as common stock subscribed on the Company’s balance sheet.

On October 19, 2015, the Company issued 500,000 shares of common stock to the Company’s CEO for services at a price of $0.17 per share.

In October and November of 2015, the Company issued a total of 900,000 shares of common stock to three of the Company’s directors for services at a price of $0.17 per share.

In January of 2016, the Company issued a total of 1,600,000 shares of common stock to four of the Company’s directors for services at a price of $0.055 per share. The shares vest on December 31, 2016.

NOTE 8 - WARRANTS

As of May 31, 2016, there were 3,599,607 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.04 years and a weighted average exercise price of $0.303 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of May 31, 2016.

Whole share purchase warrants outstanding at May 31, 2016 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, May 31, 2014	-	$-
Issued	-	-
Expired	-	-
Exercised	-	-
Outstanding, May 31, 2015	-	$-
Issued	3,599,607	0.303
Expired	-	-
Exercised	-	-
Outstanding, May 31, 2016	3,599,607	$0.303

Exercisable, May 31, 2016	3,599,607	$0.303

NOTE 9 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business.  The agreement was closed on February 7, 2014.  In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a wholly owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the former President of the Company whereby he would receive $7,000 per month.  The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations, which had not yet occurred as of the date of the former President’s resignation.  As of February 29, 2016, the Company had not incorporated a wholly owned subsidiary.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant.  The agreement closed on February 7, 2014.  In consideration, the Company issued 5,000,000 shares of restricted common stock.  On July 11, 2016, this Asset Purchase Agreement was rescinded and the shares were returned to the Company (see Note 11).

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the years ended May 31, 2016 and 2015, the Company recognized $8,400 and $8,400, respectively, as rent expense, leaving a balance of $2,100 remaining in prepaid expense as of May 31, 2016.

On April 15, 2015, the Company entered into a Consulting and Marketing Service Agreement for a term of 90 days.  Pursuant to the agreement, the Company agreed to pay the consultant $10,000 per month.  During the years ended May 31, 2016 and 2015, the Company recorded consulting fee expense of $15,000 and $15,000, respectively, under this agreement.

NOTE 10 - INCOME TAXES

As of May 31, 2016, the Company had net operating loss carryforwards of approximately $2,900,000 available to reduce future years’ taxable income through 2035.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended May 31, 2016	For the Year Ended May 31, 2015
Net loss	$(801,599)	$(698,211)
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	273,000	237,000
Change in valuation allowance	(273,000)	(237,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	May 31, 2016	May 31, 2015
Deferred tax asset attributed to:
Net operating losses	$994,000	$720,000
Less, valuation allowance	(994,000)	(720,000)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as the Company’s ability to realize future tax benefits through utilization of operating loss carryforwards.

NOTE 11 - SUBSEQUENT EVENTS

In June of 2016, the Company issued 1,000,000 shares of the Company’s common stock to a consultant at a price of $0.15 per share for future services.

In June and July of 2016, the Company completed private placements consisting of an aggregate of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

In August of 2016, the Company issued 349,607 units to investors for private placements completed in February, March and May of 2016 at a price of $0.10 per share for total proceeds of $34,960.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one year term.  These shares were not yet issued as of May 31, 2016 and were reflected as common stock subscribed on the Company’s balance sheet as of May 31, 2016.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated.  In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $95,964 for the return of 5,000,000 shares of the Company’s common stock.