Form 10-K/A
period 2016-05-31
GroGenesis, Inc.
filed 2016-09-02
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

GroGenesis, Inc. (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended May 31, 2016, filed on August 29, 2016.  The purpose of this Form 10-K/A, Amendment No. 1, is to amend the signature pages on which we are correcting certain typographical errors.

Other than furnishing the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way.

TABLE OF CONTENTS

Page

SIGNATURES	5

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
Date: September 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Grant Walsh
Grant Walsh
Chairman of the Board of Directors
Date: September 2, 2016

By: /s/ Richard Kamolvathin
Richard Kamolvathin
Director
Date: September 2, 2016

By: /s/ William Gerald Platt
William Gerald Platt
Director
Date: September 2, 2016

By: /s/ Brian Yale
Brian Yale
Director
Date: September 2, 2016

By: /s/ David E. Colburn
David E. Colburn
Director
Date: September 2, 2016

5