Form 10-Q
period 2016-08-31
GroGenesis, Inc.
filed 2016-10-14
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2016

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

As of October 14, 2016, there were 91,793,178 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GROGENESIS, INC.

Condensed Balance Sheets

	August 31, 2016	May 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$39,584	$12,387
Accounts receivable, net	7,623	15,191
Prepaid expenses	23,241	33,835
Advances	990	990
Inventory	5,828	5,989
Total Current Assets	77,266	68,392

Property, plant and equipment - net	25,887	124,535
Goodwill	-	-
	25,887	124,535

Total Assets	$103,153	$192,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$223,765	$130,952
Current portion of long-term debt	3,075	3,210
Related party payables	181,674	205,734
Deferred revenue	12,375	12,375
Advance	21,750	21,750
Total Current Liabilities	442,639	374,021

Long-term debt, less current portion	4,758	5,564

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value; 91,293,178 and 88,543,571 shares issued and outstanding as of August 31, 2016 and May 31, 2016, respectively	91,293	88,544
Common stock subscribed	25,000	34,960
Additional paid-in capital	2,997,006	2,614,522
Accumulated deficit	(3,362,617)	(2,924,684)
Less cost of common stock in treasury; 5,500,000 and 0 shares	(94,926)	-
Total Stockholders’ Deficit	(344,244)	(186,658)

Total Liabilities and Stockholders’ Deficit	$103,153	$192,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended August 31,
	2016	2015

Revenue	$-	$-
Cost of revenues	-	-

Gross Profit (Loss)	-	-

Operating expenses

Consulting fees	292,064	80,069
Depreciation	3,722	8,739
General and administrative	35,362	26,730
Transfer agent and filing fees	2,701	2,168
Professional fees	103,279	19,383

Total Operating Expenses	437,128	137,089

Loss from Operations	(437,128)	(137,089)

Other income (expense)

Interest expense	(805)	-
	(805)	-

Net Loss	$(437,933)	$(137,089)

Net Loss Per Share - Basic	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	86,866,842	81,565,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Treasury
	Number	Par Value	Subscribed	Capital	Deficit	Stock	Total

Balance, May 31, 2016	88,543,571	$88,544	$34,960	$2,614,522	$(2,924,684)	$-	$(186,658)

Common stock issued for cash	1,749,607	1,749	(34,960)	173,211	–	–	140,000

Share subscriptions	–	–	25,000	–	–	–	25,000

Common stock issued for services	1,000,000	1,000	–	209,273	–	–	210,273

5,500,000 common shares returned to the treasury	–	–	–	–	–	(94,926)	(94,926)

Net loss	–	–	–	–	(437,933)	–	(437,933)

Balance, August 31, 2016	91,293,178	$91,293	$25,000	$2,997,006	$(3,362,617)	$(94,926)	$(344,244)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended August 31,
	2016	2015

Cash Flows Used in Operating Activities:

Net loss	$(437,933)	$(137,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,722	8,739
Common shares issued for services	210,273	-
Changes in operating assets and liabilities:
Accounts receivable	7,568	2,475
Prepaid expenses	10,594	(5,574)
Inventory	161	(9,137)
Accounts payable and accrued liabilities	92,813	(675)
Related party payables	(24,060)	40,622

Net Cash Used in Operating Activities	(136,862)	(100,639)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	140,000	-
Proceeds from share subscriptions	25,000	120,000
Payments for note payable	(941)	-

Net Cash Provided by Financing Activities	164,059	120,000

Increase (decrease) in cash	27,197	19,361

Cash – Beginning of Period	12,387	654
Cash - End of Period	$39,584	$20,015

Supplementary Cash Flow Information:
Interest paid	$359	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Treasury stock acquired for property and equipment	$94,926	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GroGenesis, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On October 18, 2013, we amended our articles of incorporation in order to change our name to GroGenesis, Inc. and to affect a forward split of our issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.001.  The name change and split were conditions precedent to our asset acquisition agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee, whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.

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

During our fiscal year ending May 31, 2016, we developed further enhancements to our AgraBurst™ formula to make it an all-natural, premium organic, non-GMO nano-surfactant for farmers, fertilizer manufacturers and commercial lawn and turf companies.  Now called AgraBurst PRO™ and as our flagship product, it is considered an agricultural input which improves the ability of the plant (crop, turf, tree, vine etc.) to enhance the efficient access of added nutrients incorporated in fertilizers, resulting in less fertilizer needed as well as improved water retention in soil.  By optimizing the plant's uptake of applied pest and weed controls and fertilizers, producers can minimize other input costs while reducing the health risk to farm workers due to its non-toxic properties.  AgraBurst PRO™ (the “Product”) is formulated for organic and non-GMO producers and those food growers seeking to convert to non-GMO and organic food production.  We believe application of our Product can begin the process of improving the health of the soil while reducing the use of conventional chemical agricultural inputs.  Our strategy is to capitalize on the convergence of consumer demand, retailer demand/compliance and legislative drive toward environmental responsibility.

Basis of Presentation

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.  The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Significant Accounting Policies

For reference to a complete list of significant accounting policies, these financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

During the three months ended August 31, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT LIQUIDITY PLANS

As of August 31, 2016, the Company had an accumulated deficit of $3,362,617.  For the three months ended August 31, 2016 and 2015, the Company incurred operating losses of $437,128 and $137,089 respectively, and used cash in operating activities of $136,862 and $100,639, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow.  If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial statements, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

On July 11, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock (see Note 6).  The Company currently outsources its product manufacturing to a third party.

NOTE 4 - ADVANCE

As of August 31, 2016, the Company owed $21,750 to an associate of the Company’s management. The advance is unsecured, payable on demand and non-interest bearing.

NOTE 5 - RELATED PARTIES

As of August 31, 2016, the Company owes a former COO of the Company $46,417, which is unsecured, non-interest bearing and due on demand. The former COO resigned as our Chief Operating Officer on September 17, 2015.

As of August 31, 2016, the Company owes a former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand.  The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.

As of August 31, 2016, the Company owes the former President of the Company $44,542 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President. The amount is unsecured, non-interest bearing and due on demand. The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of August 31, 2016, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company. The amount is unsecured, non-interest bearing and due on demand.

As of August 31, 2016, the Company had loans of $63,325 from shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The Company has not yet formalized loan agreements for these loans.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock, which is included in the 5,500,000 aggregate shares returned.  These 5,500,000 shares are reflected as treasury stock as of August 31, 2016.

NOTE 6 - CAPITAL STOCK

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

During the three months ended August 31, 2016, the Company completed private placements consisting of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

On August 8, 2016, the Company issued 349,607 common shares for aggregate proceeds of $34,960 received prior to May 31, 2016 and recorded as common stock subscribed as of May 31, 2016.

On August 31, 2016, the Company completed a private placement consisting of 250,000 units at a price of $0.10 per share for total proceeds of $25,000. Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term. The shares were not yet issued as of August 31, 2016 and are reflected as common stock subscribed on the Company’s balance sheet.

On June 6, 2016, the Company issued 1,000,000 shares of common stock to a third-party consultant for services with a fair value of $151,000.

During the three months ended August 31, 2016, the Company recognized $59,273 in compensation expense related to common shares previously issued to four directors.  All shares fully vest by December 31, 2016.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $95,964 for the return of 5,000,000 shares of the Company’s common stock.  These 5,500,000 shares are reflected as treasury stock as of August 31, 2016.

NOTE 7 - WARRANTS

As of August 31, 2016, there were 5,249,607 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 0.82 years and a weighted average exercise price of $0.270 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of May 31, 2016.

Whole share purchase warrants outstanding at May 31, 2016 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, May 31, 2016	3,599,607	$0.303
Issued	1,650,000	0.200
Expired	-	-
Exercised	-	-
Outstanding, August 31, 2016	5,249,607	$0.270
Exercisable, August 31, 2016	5,249,607	$0.270

NOTE 8 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business.  The agreement was closed on February 7, 2014.  In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a wholly owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the former President of the Company whereby he would receive $7,000 per month.  The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations, which had not yet occurred as of the date of the former President’s resignation.  As of August 31, 2016, the Company had not incorporated a wholly owned subsidiary.

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire certain equipment used in conjunction with the production, marketing and sale of the Plant Surfactant.  The agreement closed on February 7, 2014.  In consideration, the Company issued 5,000,000 shares of restricted common stock.  On July 11, 2016, this Asset Purchase Agreement was rescinded and the shares were returned to the treasury.

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years. In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the three months ended August 31, 2016 and 2015, the Company recognized $2,100 and $2,100, respectively, as rent expense, leaving a balance of $0 remaining in prepaid expense as of August 31, 2016.

On July 18, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) separately with two shareholders, whereby on the Effective Date (as defined below) each shareholder agreed to (i) surrender 10,000,000 shares of Common Stock of the Company, and (ii) assign such Common Stock to the Company for cancellation thereof pursuant to an Assignment of Interest; and whereby, in exchange, the Company shall (i) cancel the Shareholder’s Common Stock, (ii) issue each shareholder 20,000 shares of a new class of capital stock, namely a Series A Preferred Stock of $0.001 par value (the “Exchange Stock”), and (iii) enter the exchange on the books and records of the Company.  “Effective Date” means the date the Exchange Agreement, including the Assignment of Interest, has been fully executed and delivered, the Company has obtained shareholder approval of the establishment of the class of Series A Preferred Stock and the Certificate of Designation establishing the Series A Preferred Stock has been filed with the Nevada Secretary of State.  The Effective Date has not yet occurred as of the date of this filing.

The Exchange Stock shall have a (a) redemption right, whereby each share of Exchange Stock shall be redeemable at $5.00 by the Company at such time that the Company (i) reports sales revenue of no less than $12,000,000 for any consecutive twelve (12) month period, (ii) reports earnings before interest, taxes, depreciation and amortization (EBITDA) of no less than $1,000,000 in any quarterly or annual report filed with the Securities Exchange Commission (the “SEC”), or (iii) achieves a current ratio (current assets divided by current liabilities) of 2.0 or greater as calculated based on any quarterly or annual report filed with the SEC; and a (b) Conversion Right, whereby each share of Exchange Stock shall be convertible by the holder into 500 shares of Common Stock of the Company, or back into their original amount of shares, upon (i) the Company filing a voluntary petition in bankruptcy, is adjudged bankrupt or insolvent, or has entered against it an order for relief, in any bankruptcy or insolvency proceedings, or (ii) Richard Kamolvathin, the Company’s current Chief Executive Officer resigns all of his positions from the Company and ceases to provide any services to the Company.

NOTE 9 - SUBSEQUENT EVENTS

In September of 2016, the Company completed a private placement consisting of 250,000 units at a price of $0.10 per share for total proceeds of $25,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended May 31, 2016, as amended, and as filed with the Securities and Exchange Commission on September 2, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

•

our expectation that the demand for our products and services will eventually increase;

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to GroGenesis, Inc.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

On July 11, 2016, we entered into a Rescission Agreement and Mutual Release separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of our common stock for cancellation.  On July 18, 2016, we entered into an exchange agreement (the “Exchange Agreement”) separately with two shareholders, whereby on the Effective Date (as defined below) each shareholder agreed to (i) surrender 10,000,000 shares of our common stock, and (ii) assign such common stock to us for cancellation thereof pursuant to an Assignment of Interest; and whereby, in exchange, we shall (i) cancel the shareholder’s common stock, (ii) issue each shareholder 20,000 shares of a new class of capital stock, namely a Series A Preferred Stock of $0.001 par value (the “Exchange Stock”), and (iii) enter the exchange on our books and records.  “Effective Date” means the date the Exchange Agreement, including the Assignment of Interest has been fully executed and delivered, we have obtained shareholder approval of the establishment of the class of Series A Preferred Stock and the Certificate of Designation establishing the Series A Preferred Stock has been filed with the Nevada Secretary of State.

During our fiscal year ending May 31, 2016, we developed further enhancements to our AgraBurst™ formula to make it an all-natural, premium organic, non-GMO nano-surfactant for farmers, fertilizer manufacturers and commercial lawn and turf companies.  Now called AgraBurst PRO™ and as our flagship product, it is considered an agricultural input which improves the ability of the plant (crop, turf, tree, vine etc.) to enhance the efficient access of added nutrients incorporated in fertilizers, resulting in less fertilizer needed as well as improved water retention in soil.  By optimizing the plant's uptake of applied pest and weed controls and fertilizers, producers can minimize other input costs while reducing the health risk to farm workers due to its non-toxic properties.  AgraBurst PRO™ (the “Product”) is formulated for organic and non-GMO producers and those food growers seeking to convert to non-GMO and organic food production.  We believe application of our Product can begin the process of improving the health of the soil while reducing the use of conventional chemical agricultural inputs.  Our strategy is to capitalize on the convergence of consumer demand, retailer demand/compliance and legislative drive toward environmental responsibility.

Results of Operations

Comparison of the Three Months Ended August 31, 2016 to the Three Months Ended August 31, 2015

Revenue

We had no revenues for the three months ended August 31, 2016 or 2015, due to our focus and efforts directed on redeveloping our product formulas and to new product development.

Operating Expenses

Our expenses for the three months August 31, 2016 are summarized as follows in comparison to our expenses for the three months ended August 31, 2015:

	Three Months Ended August 31,
	2016	2015
Commissions	$-	$-
Consulting fees	292, 064	80,069
Depreciation	3,722	8,739
General and administrative expenses	35,362	26,730
Transfer agent and filing fees	2,701	2,168
Professional fees	103,279	19,383
Total Expenses	$437,128	$137,089

Operating expenses increased $300,039 from $137,089 for the three months ended August 31, 2015 to $437,128 for the three months ended August 31, 2016, an increase of 219%.  The primary reason is a $211,995 increase in consulting fees for the three months ended August 31, 2016 in comparison to the three months ended August 31, 2015, due to increase use of consultants.  Additionally, professional fees increased by $83,896 primarily from increased legal services and services related to reporting and filing requirements.

Other Income and Expense

Other income and expense for the three months ended August 31, 2016 and 2015 are summarized as follows:

	Three Months Ended August 31,
	2016	2015
Interest expense	(805)	-
Total Expenses	$(805)	$-

Interest expense increased from $0 for the three months ended August 31, 2015, to $805 for the three months ended August 31, 2016, primarily due to financing obtained on a vehicle loan in January 2016.

Liquidity and Capital Resources

As of August 31, 2016, we had cash on hand of $39,584 and a working capital deficiency of $365,373 as compared to cash equivalents on hand of $12,387 and a working capital deficiency of $305,629 as of May 31, 2016.  The increase in cash was offset primarily from an increase in accounts payable and accrued liabilities for the three months ended August 31, 2016.

Private Placement Offerings

For the three months ended August 31, 2016, we completed private placements consisting of an aggregate of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

On August 31, 2016, the Company completed a private placement consisting of 250,000 units at a price of $0.10 per share for total proceeds of $25,000. Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term. The shares were not yet issued as of August 31, 2016 and are reflected as common stock subscribed on the Company’s balance sheet.

Subsequent to our fiscal quarter ended August 31, 2016, in September 2016, we completed a private placement consisting of  250,000 units at a price of $0.10 per share for total proceeds of $25,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

Going Concern

The unaudited financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  We have accumulated losses through August 31, 2016 of $3,362,617 as well as incurred negative cash flows from operating activities.  Presently, we do not have sufficient cash resources to meet our plans through the twelve months ended August 31, 2017.  These factors raise substantial doubt about our ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that we will be successful with our fund raising initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	August 31,	May 31,
	2016	2016
Current assets	$77,266	$68,392
Current liabilities	442,639	374,021
Working capital deficiency	$(365,373)	$(305,629)

The increase in current liabilities was primarily from an increase in accounts payable and accrued liabilities for the three months ended August 31, 2016.  Management is attempting to raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Three Months Ended August 31,
	2016	2015
Net cash used in operating activities	$(136,862)	$(100,639)
Net cash used in investing activities	-	-
Net cash provided by financing activities	164,059	120,000
Increase (decrease) in cash	$27,197	$19,361

The increase in net cash used in operating activities in the three months ended August 31, 2016, as compared to the previous year is due primarily to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock and common stock subscriptions.

Future Financing

Given our cash position of $39,584 as of August 31, 2016, management believes that our cash on hand and working capital are not insufficient to meet our current anticipated cash requirements.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $500,000 to $750,000 to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

For reference to a complete list of critical accounting policies and estimates, these financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

Recently Adopted Accounting Pronouncements

For reference to a complete list recently adopted accounting pronouncements, these financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

Newly Issued Accounting Pronouncements

Except as disclosed below, for reference to a complete list newly issued accounting pronouncements, these financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  The Company is currently evaluating the impact of this new standard on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of August 31, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended August 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended August 31, 2016, the Company completed private placements consisting of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

On August 31, 2016, the Company completed a private placement consisting of 250,000 units at a price of $0.10 per share for total proceeds of $25,000. Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term. The shares were not yet issued as of August 31, 2016 and are reflected as common stock subscribed on the Company’s balance sheet.

The above sales of securities were issued in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws for offerings to "accredited investors" as such term is defined in the Securities Act or in reliance upon Regulation S of the Securities Act.  The Company intends to use the proceeds from the sales of securities for general corporate purposes, including working capital needs.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
2.1	Form of Exchange Agreement dated July 18, 2016 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2016).
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010).
10.1	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Stephen Mosely (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016).
10.2	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Helen Keenan (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016).
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101*	Interactive Data Files

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

Date:  October 14, 2016