Form 10-Q
period 2016-11-30
GroGenesis, Inc.
filed 2017-01-17
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2016

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

As of January 17, 2017, there were 95,893,178 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GROGENESIS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$42,267	$12,387
Accounts receivable, net	7,623	15,191
Prepaid expenses	13,898	33,835
Advances	3,158	990
Inventory	5,769	5,989
Total Current Assets	72,715	68,392

Property, plant and equipment - net	23,203	124,535

Total Assets	$95,918	$192,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$186,165	$130,952
Current portion of long-term debt	3,174	3,210
Related party payables	215,044	205,734
Deferred revenue	12,375	12,375
Advance	21,750	21,750
Total Current Liabilities	438,508	374,021

Long-term debt, less current portion	3,927	5,564

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value; 91,793,178 and 88,543,571 shares issued and outstanding as of November 30, 2016 and May 31, 2016, respectively	91,793	88,544
Common stock subscribed	130,000	34,960
Additional paid-in capital	3,091,047	2,614,522
Accumulated deficit	(3,564,431)	(2,924,684)
Less cost of common stock in treasury; 5,500,000 and 0 shares	(94,926)	-
Total Stockholders’ Deficit	(346,517)	(186,658)

Total Liabilities and Stockholders’ Deficit	$95,918	$192,927

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating expenses

Commissions	-	-	-	-
Consulting fees	136,470	183,856	428,534	263,925
Depreciation	2,684	8,849	6,406	17,587
General and administrative	20,940	22,575	56,302	47,206
Transfer agent and filing fees	2,697	6,989	5,398	11,257
Professional fees	37,822	28,063	141,101	47,446

Total Operating Expenses	200,613	250,332	637,741	387,421

Loss from Operations	(200,613)	(250,332)	(637,741)	(387,421)

Other income (expense)

Interest expense	(1,201)	-	(2,006)	-
	(1,201)	-	(2,006)	-

Net Loss	$(201,814)	$(250,332)	$(639,747)	$(387,421)

Net Loss Per Share - Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	91,562,409	81,951,264	84,374,362	81,757,077

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Number	Par Value	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balance, May 31, 2016	88,543,571	$88,544	$34,960	$2,614,522	$(2,924,684)	$-	$(186,658)

Common stock and warrants issued for cash	2,249,607	2,249	(34,960)	222,711	–	–	190,000

Share subscriptions	–	–	130,000	–	–	–	130,000

Common stock issued for services	1,000,000	1,000	–	253,814	–	–	254,814

5,500,000 common shares returned to the treasury	–	–	–	–	–	(94,926)	(94,926)

Net loss	–	–	–	–	(639,747)	–	(639,747)

Balance, November 30, 2016	91,793,178	$91,793	$130,000	$3,091,047	$(3,564,431)	$(94,926)	$(346,517)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2016	2015

Cash Flows Used in Operating Activities:

Net loss	$(639,747)	$(387,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,406	17,587
Common shares issued for services	254,814	98,684
Changes in operating assets and liabilities:
Accounts receivable	7,568	2,475
Prepaid expenses	19,937	(18,332)
Advances	(2,168)	-
Inventory	220	(9,137)
Accounts payable and accrued liabilities	55,213	395
Related party payables	9,310	43,739

Net Cash Used in Operating Activities	(288,447)	(252,010)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	-	(2,589)

Net Cash Used in Investing Activities	-	(2,589)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	190,000	370,000
Proceeds from share subscriptions	130,000	-
Payments for note payable	(1,673)	-

Net Cash Provided by Financing Activities	318,327	370,000

Increase in cash	29,880	115,401

Cash - Beginning of Period	12,387	654
Cash - End of Period	$42,267	$116,055

Supplementary Cash Flow Information:
Interest paid	$602	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Treasury stock acquired for property and equipment	$94,926	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GROGENESIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

GroGenesis, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On October 18, 2013, we amended our articles of incorporation to change our name to GroGenesis, Inc. and to affect a forward split of our issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.001.  The name change and split were conditions precedent to our asset acquisition agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee, whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.

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

During the six months ended November 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT LIQUIDITY PLANS

As of November 30, 2016, the Company had an accumulated deficit of $3,564,431. For the six months ended November 30, 2016 and 2015, the Company incurred operating losses of $637,741 and $387,421 respectively, and used cash in operating activities of $288,447 and $252,010, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow.  If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP for interim financial statements, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the financial statements do not necessarily represent realizable or settlement values.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

On July 11, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock (see Note 6).  The Company currently outsources its product manufacturing to a third party.

NOTE 4 - ADVANCE

As of November 30, 2016, the Company owed $21,750 to an associate of the Company’s management. The advance is unsecured, payable on demand and non-interest bearing.

NOTE 5 - RELATED PARTIES

As of November 30, 2016, the Company owes a former COO of the Company $46,417, which is unsecured, non-interest bearing and due on demand.  The former COO resigned as our Chief Operating Officer on September 17, 2015.

As of November 30, 2016, the Company owes a former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand. The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.

As of November 30, 2016, the Company owes the former President of the Company $44,542 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President.  The amount is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of November 30, 2016, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of November 30, 2016, the Company had loans of $63,325 from shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The Company has not yet formalized loan agreements for these loans.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock, which is included in the 5,500,000 aggregate shares returned. In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock. These 5,500,000 shares are reflected as treasury stock retired as of November 30, 2016.

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

During the six months ended November 30, 2016, the Company completed private placements consisting of 1,650,000 units at a price of $0.10 per share for total proceeds of $165,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

On August 8, 2016, the Company issued 349,607 common shares for aggregate proceeds of $34,960 received prior to May 31, 2016 and recorded as common stock subscribed as of May 31, 2016.

In October and November of 2016 the Company completed private placements consisting of 1,300,000 units at a price of $0.10 per share for total proceeds of $130,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  The shares were not yet issued as of November 30, 2016, and are reflected as common stock subscribed on the Company’s balance sheet.

On June 6, 2016, the Company issued 1,000,000 shares of common stock to a third-party consultant for services with a fair value of $151,000.

During the six months ended November 30, 2016, the Company recognized $103,814 in compensation expense related to common shares previously issued to four directors.  All shares fully vest by December 31, 2016.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Rescission Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $95,964 for the return of 5,000,000 shares of the Company’s common stock.  In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock.  These 5,500,000 shares are reflected as treasury stock as of November 30, 2016.

NOTE 7 - WARRANTS

As of November 30, 2016, there were 8,099,214 whole common share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 1.35 years and a weighted average exercise price of $0.230 per whole warrant for one common share.  The warrants had an aggregate intrinsic value of $0 as of November 30, 2016.

Whole common share purchase warrants outstanding at November 30, 2016 are as follows:

	Number of Whole Common Share Purchase Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)

Outstanding, May 31, 2016	3,599,607	$0.303	0.54
Issued	4,500,000	0.171	1.99
Expired	-	-	-
Exercised	-	-	-
Outstanding, November 30, 2016	8,099,607	$0.230	1.35
Exercisable, November 30, 2016	8,099,607	$0.230	1.35

During the six months ended November 30, 2016, the Company issued 4,500,000 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.15 to $0.20, and expiration dates ranging from 1.0 year to 3.0 years. There was no expense resulting from the issuance of these warrants.

NOTE 8 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a wholly owned subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the former President of the Company whereby he would receive $7,000 per month.  The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations, which had not yet occurred as of the date of the former President’s resignation. As of November 30, 2016, the Company had not incorporated a wholly owned subsidiary.

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term. During the six months ended November 30, 2016 and 2015, the Company recognized $2,100 and $4,200, respectively, as rent expense, leaving a balance of $0 remaining as a prepaid expense as of November 30, 2016.

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

NOTE 9 - SUBSEQUENT EVENTS

Compensatory Grants

On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, certain compensation and restricted stock and stock option grants to the Board of Directors, officers and consultants as follows:

Recipient	Annual Base Pay	Restricted Stock Grants	Stock Option Grants (1) (2)

Richard D. Kamolvathin	$250,000	900,000	3,600,000
Tyler Mackay	-	600,000	2,400,000
Grant Walsh	-	250,000	500,000
David E. Colburn	-	250,000	500,000
Jerry Platt	-	250,000	500,000
Brian Yale	-	250,000	500,000
Consultants	-	1,600,000	6,400,000
	$250,000	4,100,000	14,400,000

(1)

Options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(2)

Each of the respective grants above are subject to full vesting upon a change in control of the Company, forfeiture on any unvested stock options upon leaving the Company and forfeiture on any unvested stock options upon termination for cause.

Private Placements

From October 28, 2016 to January 3, 2017, the Company received proceeds under a private placement consisting of 3,360,000 units at a price of $0.10 per share for total proceeds of $336,000 (the “PPM”).  Each unit consists of one share of the Company’s common stock and two warrants to purchase two shares of common stock.  The warrants have an exercise price of $0.15 per share and three-year term.  None of these shares have been issued as of the date of this filing.  A total of $206,000 of these proceeds, representing sales of 2,060,000 units, were received subsequent to November 30, 2016.

As consideration for entering into the PPM, the Company anticipates offering to participating investors in the Company’s previous private placements, new terms on their common stock purchase warrants acquired under the previous private placements (“Previous Warrants”) as follows:  (1) change the exercise term of the Previous Warrants from the date of issuance date to three years, (2) reduce the exercise price of the Previous Warrants from $0.20 to $0.15, and (3) add an additional warrant for one share of common stock with the foregoing terms.  As of the date of this filing, the Company has not finalized the agreement underlying these terms with the investors.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.

Corporate Overview

We were incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On October 18, 2013, we amended our articles of incorporation to change our name to GroGenesis, Inc. and to affect a forward split of our issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.001.  The name change and split were conditions precedent to our asset acquisition agreements with Joseph Fewer of Aylmer, Ontario and Steven Moseley of Paris, Tennessee, whereby we agreed to purchase certain assets necessary for the operation of a plant growth surfactant manufacture and sales business.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2016 to the Three Months Ended November 30, 2015

Revenue

We had no revenue for the three months ended November 30, 2016 or 2015, due to our focus and efforts directed on redeveloping our product formulas and to new product development.

Operating Expenses

Our expenses for the three months ended November 30, 2016 are summarized as follows in comparison to our expenses for the three months ended November 30, 2015:

	Three Months Ended November 30,
	2016	2015
Commissions	$-	$-
Consulting fees	136,470	183,856
Depreciation	2,684	8,849
General and administrative expenses	20,940	22,575
Transfer agent and filing fees	2,697	6,989
Professional fees	37,822	28,063
Total Operating Expenses	$200,613	$250,332

Operating expenses decreased $49,719 for the three months ended November 30, 2016 compared to the three months ended November 30, 2015, a decrease of 20%.  The primary reason is a $47,386 decrease in consulting fees for the three months ended November 30, 2016 in comparison to the three months ended November 30, 2015, due to decreased use of consultants.  Additionally, depreciation decreased $6,165 primarily from the Company’s exchange of its trade show booth and manufacturing facility assets on July 11, 2016 for the return of 5,500,000 shares of its common stock.

Other Income and Expense

Other income and expense for the three months ended November 30, 2016 and 2015 are summarized as follows:

	Three Months Ended November 30,
	2016	2015
Interest expense	(1,201)	-
Total Expenses	$(1,201)	$-

Interest expense increased from $0 for the three months ended November 30, 2015, to $1,201 for the three months ended November 30, 2016, primarily due to financing obtained on a vehicle loan in January 2016.

Comparison of the Six Months Ended November 30, 2016 to the Six Months Ended November 30, 2015

Revenue

We had no revenue for the six months ended November 30, 2016 or 2015, due to our focus and efforts directed on redeveloping our product formulas and to new product development.

Operating Expenses

Our expenses for the six months ended November 30, 2016 are summarized as follows in comparison to our expenses for the six months ended November 30, 2015:

	Six Months Ended November 30,
	2016	2015
Commissions	$-	$-
Consulting fees	428,534	263,925
Depreciation	6,406	17,587
General and administrative expenses	56,302	47,206
Transfer agent and filing fees	5,398	11,257
Professional fees	141,101	47,446
Total Operating Expenses	$637,741	$387,421

Operating expenses increased $250,320 for the six months ended November 30, 2016 from the six months ended November 30, 2015, an increase of 65%. The primary reason is a $164,609 increase in consulting fees for the six months ended November 30, 2016 in comparison to the six months ended November 30, 2015, due to increase use of consultants during the first quarter of 2016. Additionally, professional fees increased by $93,655 primarily from increased legal services and services related to reporting and filing requirements.

Other Income and Expense

Other income and expense for the six months ended November 30, 2016 and 2015 are summarized as follows:

	Six Months Ended November 30,
	2016	2015
Interest expense	(2,006)	-
Total Expenses	$(2,006)	$-

Interest expense increased from $0 for the six months ended November 30, 2015, to $2,006 for the six months ended November 30, 2016, primarily due to financing obtained on a vehicle loan in January 2016.

Liquidity and Capital Resources

As of November 30, 2016, we had cash on hand of $42,267 and a working capital deficiency of $365,793 as compared to cash equivalents on hand of $12,387 and a working capital deficiency of $305,629 as of May 31, 2016.  The increase in cash was offset primarily from a decrease in prepaid expenses and an increase in accounts payable and accrued liabilities for the six months ended November 30, 2016.

Private Placement Offerings

During the six months ended November 30, 2016, the Company completed private placements consisting of 1,650,000 units at a price of $0.10 per share for total proceeds of $165,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

On August 8, 2016, the Company issued 349,607 common shares for aggregate proceeds of $34,960 received prior to May 31, 2016 and recorded as common stock subscribed as of May 31, 2016.

In October and November 2016, the Company completed private placements consisting of 1,300,000 units at a price of $0.10 per share for total proceeds of $130,00. Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term. The shares were not yet issued as of November 30, 2016, and are reflected as common stock subscribed on the Company’s balance sheet.

Subsequent to our fiscal quarter ended November 30, 2016, we completed private placements consisting of 2,060,000 units at a price of $0.10 per share for total aggregate proceeds of $206,000.  Each unit consisted of one share of our common stock and two warrant to purchase two shares of our common stock.  The warrants have an exercise price of $0.15 and have a three-year term.

Going Concern

The unaudited financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  We have accumulated losses through November 30, 2016 of $3,564,431 as well as incurred negative cash flows from operating activities.  Presently, we do not have sufficient cash resources to meet our plans through the twelve months ended November 30, 2017.  These factors raise substantial doubt about our ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that we will be successful with our fund-raising initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	November 30,	May 31,
	2016	2016
Current assets	$72,715	$68,392
Current liabilities	438,508	374,021
Working capital deficiency	$(365,793)	$(305,629)

The increase in current liabilities was primarily from an increase in accounts payable and accrued liabilities for the six months ended November 30, 2016.  Management is attempting to raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Six Months Ended November 30,
	2016	2015
Net cash used in operating activities	$(288,447)	$(252,010)
Net cash used in investing activities	-	2,589
Net cash provided by financing activities	318,327	370,000
Increase (decrease) in cash	$29,880	$115,401

The increase in net cash used in operating activities in the six months ended November 30, 2016, as compared to the previous year is due primarily to an increase in operating expenses.  The decrease in cash provided by financing activities is due to a decrease in proceeds from the sale of our common stock and common stock subscriptions.

Future Financing

Given our cash position of $42,267 as of November 30, 2016, management believes that our cash on hand and working capital are not insufficient to meet our current anticipated cash requirements.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $500,000 to $750,000 to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of November 30, 2016, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the quarter ended November 30, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From October 28, 2016 to January 3, 2017, the Company received proceeds under a private placement consisting of 3,360,000 units at a price of $0.10 per share for total proceeds of $336,000 (the “PPM”).  Each unit consists of one share of the Company’s common stock and two warrants to purchase two shares of common stock.  The warrants have an exercise price of $0.15 per share and three-year term.  None of these shares have been issued as of the date of this filing.  A total of $206,000 of these proceeds, representing sales of 2,060,000 units, were received subsequent to November 30, 2016.

As consideration for entering into the PPM, the Company anticipates offering to participating investors in the Company’s previous private placements, new terms on their common stock purchase warrants acquired under the previous private placements (“Previous Warrants”) as follows:  (1) change the exercise term of the Previous Warrants from the date of issuance date to three years, (2) reduce the exercise price of the Previous Warrants from $0.20 to $0.15, and (3) add an additional warrant for one share of common stock with the foregoing terms.  As of the date of this filing, the Company has not finalized the agreement underlying these terms with the investors.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, certain compensation and restricted stock and stock option grants to the Board of Directors, officers and consultants as follows:

Recipient	Annual Base Pay	Restricted Stock Grants	Stock Option Grants (1) (2)
Richard D. Kamolvathin	$250,000	900,000	3,600,000
Tyler Mackay	-	600,000	2,400,000
Grant Walsh	-	250,000	500,000
David E. Colburn	-	250,000	500,000
Jerry Platt	-	250,000	500,000
Brian Yale	-	250,000	500,000
Consultants	-	1,600,000	6,400,000
	$250,000	4,100,000	14,400,000

(1)

Options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(2)

Each of the respective grants above are subject to full vesting upon a change in control of the Company, forfeiture on any unvested stock options upon leaving the Company and forfeiture on any unvested stock options upon termination for cause.

Item 6. Exhibits

No.	Description
2.1	Form of Exchange Agreement dated July 18, 2016 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2016).
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010).
10.1	Strategic Partnership Agreement with Eco Squared Solutions, Inc. and Eco Water Solutions, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 20, 2016).
10.2*	Form of Restricted Stock Award Agreement
10.3*	Form of Stock Option Grant Agreement
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101*	Interactive Data Files

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

Date:  January 17, 2017