Form 10-Q
period 2017-02-28
GroGenesis, Inc.
filed 2017-04-14
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2017

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

As of April 14, 2017, there were 99,303,178 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of February 28, 2017 (unaudited) and May 31, 2016	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended February 28, 2017 and 2016 (unaudited)	4
Condensed Condsolidated Statements of Stockholders’ Deficit for the Nine Months Ended February 28, 2017 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2017 (unaudited) and February 29, 2016 and February 29, 2016 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II - OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
SIGNATURES	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GROGENESIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2017	May 31, 2016
	(unaudited)
ASSETS

Current Assets
Cash	$48,788	$12,387
Accounts receivable, net	1,662	15,191
Prepaid expenses	29,200	33,835
Advances to related parties	13,189	990
Inventory	5,360	5,989
Total Current Assets	98,199	68,392

Property, plant and equipment - net	24,344	124,535
	24,344	124,535

Total Assets	$122,543	$192,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$192,117	$130,952
Current portion of long-term debt	3,277	3,210
Related party payables	193,794	205,734
Deferred revenue	12,375	12,375
Advance	21,750	21,750
Total Current Liabilities	423,313	374,021

Long-term debt, less current portion	3,575	5,564

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value; 99,303,178 and 88,543,571 shares issued and outstanding as of February 28, 2017 and May 31, 2016, respectively	99,303	88,544
Common stock subscribed	-	34,960
Additional paid-in capital	4,405,774	2,614,522
Accumulated deficit	(4,714,496)	(2,924,684)
Less cost of common stock in treasury; 5,500,000 and 0 shares	(94,926)	-
Total Stockholders’ Deficit	(304,345)	(186,658)

Total Liabilities and Stockholders’ Deficit	$122,543	$192,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating expenses

Consulting fees	1,082,853	78,695	1,511,387	342,620
Depreciation	2,684	9,115	9,090	26,702
General and administrative	25,570	32,329	81,872	81,636
Transfer agent and filing fees	3,501	2,404	8,899	11,560
Professional fees	35,011	24,954	176,112	72,400

Total Operating Expenses	1,149,619	147,497	1,787,360	534,918

Loss from Operations	(1,149,619)	(147,497)	(1,787,360)	(534,918)

Other income (expense)

Interest expense	(446)	-	(2,452)	-
	(446)	-	(2,452)	-

Net Loss	$(1,150,065)	$(147,497)	$(1,789,812)	$(534,918)

Net Loss Per Share - Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	96,340,178	83,511,075	91,603,744	82,339,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-in	Accumulated	Treasury
	Number	Par Value	Subscribed	Capital	Deficit	Stock	Total

Balance, May 31, 2016	88,543,571	$88,544	$34,960	$2,614,522	$(2,924,684)	$-	$(186,658)

Common stock issued for cash	5,659,607	5,659	(34,960)	560,301	-	-	531,000

Share subscriptions	-	-	-	-	-	-	-

Common stock issued for services	5,100,000	5,100	-	1,082,274	-	-	1,087,374

Stock option compensation	-	-	-	148,677	-	-	148,677

5,500,000 common shares returned to the treasury	-	-	-	-	-	(94,926)	(94,926)

Net loss	-	-	-	-	(1,789,812)	-	(1,789,812)

Balance, February 28, 2017	99,303,178	$99,303	$-	$4,405,774	$(4,714,496)	$(94,926)	$(304,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2017	2016

Cash Flows Used in Operating Activities:

Net loss	$(1,789,812)	$(534,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,090	26,702
Common shares issued for services	1,087,374	98,684
Stock options issued for services	148,677	-
Changes in operating assets and liabilities:
Accounts receivable	13,529	2,475
Prepaid expenses	4,635	(1,952)
Advances to related parties	(12,199)	(20,990)
Inventory	629	(12,421)
Accounts payable and accrued liabilities	61,165	29,823
Related party payables	(11,940)	56,239

Net Cash Used in Operating Activities	(488,852)	(356,358)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(3,825)	(15,961)

Net Cash Used in Investing Activities	(3,825)	(15,961)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	531,000	370,000
Proceeds from share subscriptions	-	4,267
Payments for note payable	(1,922)	-

Net Cash Provided by Financing Activities	529,078	374,267

Increase (decrease) in cash	36,401	1,948

Cash - Beginning of Period	12,387	654
Cash - End of Period	$48,788	$2,602

Supplementary Cash Flow Information:
Interest paid	$822	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Treasury stock acquired for property and equipment	$94,926	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incorporated a 51% owned subsidiary, American Water Sanitation, LLC, on October 21, 2016 with the state of South Dakota.  The subsidiary has not had any material transactions as of February 28, 2017.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K. The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Significant Accounting Policies

For reference to a complete list of significant accounting policies, these consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

During the nine months ended February 28, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT LIQUIDITY PLANS

As of February 28, 2017, the Company had an accumulated deficit of $4,714,496. For the nine months ended February 28, 2017 and February 29, 2016, the Company incurred operating losses of $1,787,360 and $534,918 respectively, and used cash in operating activities of $488,852 and $356,358, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim consolidated financial statements, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

On July 11, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock (see Note 6). The Company currently outsources its product manufacturing to a third party.

NOTE 4 - ADVANCE

As of February 28, 2017, the Company owed $21,750 to an associate of the Company’s management. The advance is unsecured, payable on demand and non-interest bearing.

NOTE 5 - RELATED PARTIES

As of February 28, 2017, the Company owes a former COO of the Company $46,417, which is unsecured, non-interest bearing and due on demand. The former COO resigned as our Chief Operating Officer on September 17, 2015.

As of February 28, 2017, the Company owes a former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand. The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.

As of February 28, 2017, the Company owes the former President of the Company $44,542 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President. The amount is unsecured, non-interest bearing and due on demand. The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of February 28, 2017, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company. The amount is unsecured, non-interest bearing and due on demand.

As of February 28, 2017, the Company had loans of $33,325 from shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The Company has not yet formalized loan agreements for these loans.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock, which is included in the 5,500,000 aggregate shares returned. In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock. These 5,500,000 shares are reflected as treasury stock retired as of February 28, 2017.

NOTE 6 - CAPITAL STOCK

Effective November 1, 2013, the number of common shares authorized that may be issued by the Company increased from 75,000,000 common shares to 200,000,000 common shares with a par value of $0.001 per share.

Effective November 1, 2013, the Company completed a 25:1 forward splitof the Company's issued and outstanding common stock. Every one share of common stock issued and outstanding prior to the split was exchanged for 25 post-split shares of common stock. All share and per share amounts have been restated retroactively.

From August through September 2016, the Company completed private placements consisting of 2,249,607 units at a price of $0.10 per share for total proceeds of $224,960, of which $34,960 was received prior to May 31, 2016 and is recorded as common stock subscribed as of May 31, 2016. Each unit consists of one share of our common stock and one or three warrants to purchase one share of common stock. The warrants have an exercise prices ranging from $0.15 to $0.20 and have terms ranging from one to three years.

From October 2016 through January 2017, the Company completed private placements (the “October PPM”) consisting of 3,410,000 units at a price of $0.10 per share for total proceeds of $341,000. Each unit consists of one share of our common stock and two warrants to purchase one share of common stock. The warrants have an exercise price of $0.15 and have a three-year term.

As consideration for entering into the October PPM, the Company granted to participating investors in the Company’s previous private placements new terms on their common stock purchase warrants acquired under the previous private placements (“Previous Warrants”) as follows: (1) change the exercise term of the Previous Warrants from the date of issuance date to three years, (2) reduce the exercise price of the Previous Warrants from $0.20 to $0.15, and (3) add an additional warrant for one share of common stock with the foregoing terms. There was no additional accounting required for these warrants.

On June 6, 2016, the Company issued 1,000,000 shares of common stock to a third-party consultant for services with a fair value of $151,000.

On December 1, 2016, the Company issued 2,200,000 shares to consultants for services with a fair value of $440,000. The shares vested immediately.

On December 1, 2016, the Company issued 1,900,000 shares to officers and directors for services with a fair value of $380,000. The shares vested immediately.

During the nine months ended February 28, 2017, the Company recognized $116,374 in compensation expense related to common shares previously issued to four directors. All shares fully vested on December 31, 2016.

During the nine months ended February 28, 2017, the Company recognized $148,677 in compensation expense related to stock options issued to directors and consultants. A total of 14,400,000 options were granted on December 1, 2016 and vest 20% (2,880,000 options) on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020. The options have an exercise price of $0.17 and have a 10-year term.  The Company valued the options using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, years to maturity of 6 years, risk free rates of between 2.09 percent, and annualized volatility of 241%.  Total unrecognized expense was $2,291,958 as of February 28, 2017.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Rescission Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $95,964 for the return of 5,000,000 shares of the Company’s common stock. In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock.  These 5,500,000 shares are reflected as treasury stock as of February 28, 2017.

NOTE 7 - WARRANTS

As of February 28, 2017, there were 12,919,607 whole common share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.35 years and a weighted average exercise price of $0.230 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of February 28, 2017.

Whole common share purchase warrants outstanding at February 28, 2017 are as follows:

	Number of whole common share purchase warrants	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding, May 31, 2016	3,599,607	$0.303	0.54
Issued	9,320,000	0.163	2.41
Expired	--	--	--
Exercised	--	--	--
Outstanding, February 28, 2017	12,919,607	$0.202	1.82
Exercisable, February 28, 2017	12,919,607	$0.202	1.82

During the nine months ended February 28, 2017, the Company issued 9,320,000 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.15 to $0.20, and expiration dates ranging from 1.0 year to 3.0 years. There was no expense resulting from the issuance of these warrants.

NOTE 8 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 shares of restricted common stock.  In addition, the Company also agreed to incorporate a subsidiary that will hold these assets and conduct operations, and execute a consulting agreement with the former President of the Company whereby he would receive $7,000 per month. The consulting agreement will become effective on the date that the Company raises a minimum of $500,000 to fund operations, which had not yet occurred as of the date of the former President’s resignation. The Company incorporated this subsidiary on October 21, 2016 with the state of South Dakota under the name American Water Sanitation, LLC, of which the Company has a 51% ownership.

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the nine months ended February 28, 2017 and February 29, 2016, the Company recognized $2,100 and $4,200, respectively, as rent expense, leaving a balance of $0 remaining as a prepaid expense as of February 28, 2017.

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

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated all activity since February 28, 2017, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended May 31, 2016, as amended, and as filed with the Securities and Exchange Commission on September 2, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Condensed Consolidated financial statements and notes related thereto included in this Quarterly Report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  We make no assurance that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our,” “GroGenesis” or the “Company” refer to GroGenesis, Inc. and its wholly-owned Subsidiary, American Water Sanitation, LLC (“AWS”).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.  Our common stock is currently listed on the OTC Market, QB tier, under the symbol “GROG.”

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted.  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report.  All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise.

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

Recent Corporate Events

On February 21, 2017, we filed a definitive information statement (“DEF 14C”) to inform the holders of record, as of the close of business on February 10, 2017, of shares of our common stock, par value $0.001 per share (the “Common Stock”), that stockholders holding a majority, or Fifty Million Four Hundred Twenty-Eight Thousand Five Hundred Seventy One (50,428,571) shares of our Common Stock, had taken action by written consent as of February 10, 2017, to (i) authorize and approve a certificate of amendment to our Articles of Incorporation to authorize the issuance of 10,000,000 shares of preferred stock, par value $1.00 per share (“Articles Amendment”); and (ii) approve and adopt the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).  Pursuant to Rule 14(c)-2 under the Securities Exchange Act of 1934, as amended, the Articles Amendment and the adoption of the 2017 Plan was not effected until a date at least twenty (20) days after the date that the DEF 14C is filed with the Securities and Exchange Commission and mailed to our stockholders of record on the Record Date.  We mailed the DEF 14C to our shareholders on February 24, 2017.

Results of Operations

Comparison of the Three Months Ended February 28, 2017 to the Three Months Ended February 29, 2016

Revenue

We had no revenue for the three months ended February 28, 2017 or February 29, 2016, due to our focus and efforts directed on redeveloping our product formulas, new product development and identifying distributors for our product.

Operating Expenses

Our expenses for the three months ended February 28, 2017 are summarized as follows in comparison to our expenses for the three months ended February 29, 2016:

	Three Months Ended
	February 28, 2017	February 29, 2016
Consulting fees	$1,082,853	$78,695
Depreciation	2,684	9,115
General and administrative expenses	25,570	32,329
Transfer agent and filing fees	3,501	2,404
Professional fees	35,011	24,954
Total Operating Expenses	$1,149,619	$147,497

Operating expenses increased $1,002,122 for the three months ended February 28, 2017 compared to the three months ended February 29, 2016, an increase of 679%.  The primary reason is a $1,004,158 increase in consulting fees for the three months ended February 28, 2017 in comparison to the three months ended February 29, 2016, due to stock-based compensation to officers, directors and consultants of $832,560 and stock option compensation expense to officers, directors and consultants of $148,677 recorded in the three months ended February 28, 2017, compared to $0 stock based compensation and stock option expense recorded in the three months ended February 29, 2016.  Additionally, depreciation decreased $6,431 primarily from the Company’s exchange of its trade show booth and manufacturing facility assets on July 11, 2016 for the return of 5,500,000 shares of its common stock.

Other Income and Expense

Other income and expense for the three months ended February 28, 2017 and February 29, 2016 are summarized as follows:

	Three Months Ended
	February 28, 2017	February 29, 2016
Interest expense	$(446)	$-
Total Expenses	$(446)	$-

Interest expense increased from $0 for the three months ended February 29, 2016, to $446 for the three months ended February 28, 2017, primarily due to financing obtained on a vehicle loan in January 2016.

Comparison of the Nine Months Ended February 28, 2017 to the Nine Months Ended February 29, 2016

Revenue

We had no revenue for the nine months ended February 28, 2017 or February 29, 2016, due to our focus and efforts directed on redeveloping our product formulas and to new product development.

Operating Expenses

Our expenses for the nine months ended February 28, 2017 are summarized as follows in comparison to our expenses for the nine months ended February 29, 2016:

	Nine Months Ended
	February 28, 2017	February 29, 2016
Consulting fees	$1,511,387	$342,620
Depreciation	9,090	26,702
General and administrative expenses	81,872	81,636
Transfer agent and filing fees	8,899	11,560
Professional fees	176,112	72,400
Total Operating Expenses	$1,787,360	$534,918

Operating expenses increased $1,252,442 for the nine months ended February 28, 2017 from the nine months ended February 29, 2016, an increase of 234%.  The primary reason is a $1,168,767 increase in consulting fees for the nine months ended February 28, 2017 in comparison to the nine months ended February 29, 2016, due to stock based compensation to officers, directors and consultants of $1,087,374 and stock option compensation expense to officers, directors and consultants of $148,677 recorded in the nine months ended February 28, 2017, compared to $98,684 of stock based compensation and $0 of stock option expense recorded in the nine months ended February 29, 2016.  Professional fees increased by $103,712 primarily from increased use of legal services and services related to reporting and filing requirements.  Additionally, depreciation decreased $17,612 primarily from the Company’s exchange of its trade show booth and manufacturing facility assets on July 11, 2016 for the return of 5,500,000 shares of its common stock.

Other Income and Expense

Other income and expense for the nine months ended February 28, 2017 and 2015 are summarized as follows:

	Nine Months Ended
	February 28, 2017	February 29, 2016
Interest expense	$(2,452)	$-
Total Expenses	$(2,452)	$-

Interest expense increased from $0 for the nine months ended February 29, 2016, to $2,452 for the nine months ended February 28, 2017, primarily due to financing obtained on a vehicle loan in January 2016.

Liquidity and Capital Resources

As of February 28, 2017, we had cash on hand of $48,788 and a working capital deficiency of $325,114 as compared to cash equivalents on hand of $12,387 and a working capital deficiency of $305,629 as of May 31, 2016.  The increase in cash was offset primarily from a decrease in accounts receivable and an increase in accounts payable and accrued liabilities for the nine months ended February 28, 2017.

Private Placement Offerings

From August through September 2016, the Company completed private placements consisting of 2,249,607 units at a price of $0.10 per share for total proceeds of $224,960, of which $34,960 was received prior to May 31, 2016 and is recorded as common stock subscribed as of May 31, 2016.  Each unit consists of one share of our common stock and one or three warrants to purchase one share of common stock.  The warrants have an exercise prices ranging from $0.15 to $0.20 and have terms ranging from one to three years.

From October 2016 through January 2017, the Company completed private placements (the “October PPM”) consisting of 3,410,000 units at a price of $0.10 per share for total proceeds of $341,000.  Each unit consists of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.

As consideration for entering into the October PPM, the Company granted to participating investors in the Company’s previous private placements new terms on their common stock purchase warrants acquired under the previous private placements (“Previous Warrants”) as follows:  (1) change the exercise term of the Previous Warrants from the date of issuance date to three years, (2) reduce the exercise price of the Previous Warrants from $0.20 to $0.15, and (3) add an additional warrant for one share of common stock with the foregoing terms.

Going Concern

The unaudited consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern.  We have accumulated losses through February 28, 2017 of $4,714,496 as well as incurred negative cash flows from operating activities.  Presently, we do not have sufficient cash resources to meet our plans through the twelve months ending February 28, 2018.  These factors raise substantial doubt about our ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that we will be successful with our fund raising initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	February 28,	May 31,
	2017	2016
Current assets	$98,199	$68,392
Current liabilities	423,313	374,021
Working capital deficiency	$(325,114)	$(305,629)

The increase in current liabilities was primarily from an increase in accounts payable and accrued liabilities for the nine months ended February 28, 2017.  Management is attempting to raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Nine months Ended
	February 28, 2017	February 29, 2016
Net cash used in operating activities	$(488,852)	$(356,358)
Net cash used in investing activities	(3,825)	(15,961)
Net cash provided by financing activities	529,078	374,267
Increase (decrease) in cash	$36,401	$1,948

The increase in net cash used in operating activities in the nine months ended February 28, 2017, as compared to the previous year is due primarily to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Future Financing

Given our cash position of $48,788 as of February 28, 2017, management believes that our cash on hand and working capital are not insufficient to meet our current anticipated cash requirements.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $500,000 to $750,000 to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

For reference to a complete list of critical accounting policies and estimates, these consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

Recently Adopted Accounting Pronouncements

For reference to a complete list recently adopted accounting pronouncements, these consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

Newly Issued Accounting Pronouncements

Except as disclosed below, for reference to a complete list newly issued accounting pronouncements, these consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 2016 (including the notes thereto) set forth on Form 10-K.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of February 28, 2017, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended February 28, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From August through September 2016, the Company completed private placements consisting of 2,249,607 units at a price of $0.10 per share for total proceeds of $224,960, of which $34,960 was received prior to May 31, 2016 and is recorded as common stock subscribed as of May 31, 2016.  Each unit consists of one share of our common stock and one or three warrants to purchase one share of common stock.  The warrants have an exercise prices ranging from $0.15 to $0.20 and have terms ranging from one to three years.

From October 2016 through January 2017, the Company completed private placements (the “October PPM”) consisting of 3,410,000 units at a price of $0.10 per share for total proceeds of $341,000. Each unit consists of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.

As consideration for entering into the October PPM, the Company granted to participating investors in the Company’s previous private placements new terms on their common stock purchase warrants acquired under the previous private placements (“Previous Warrants”) as follows:  (1) change the exercise term of the Previous Warrants from the date of issuance date to three years, (2) reduce the exercise price of the Previous Warrants from $0.20 to $0.15, and (3) add an additional warrant for one share of common stock with the foregoing terms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
2.1	Form of Exchange Agreement dated July 18, 2016 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2016).
3.1	Articles of Incorporation, as amended (incorporated by reference to our Definitive Proxy Statement filed on February 21, 2017).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010).
10.1	Strategic Partnership Agreement with Eco Squared Solutions, Inc. and Eco Water Solutions, Inc. (incorporated by reference to our Current Report on Form 8-K filed on October 20, 2016).
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 17, 2017).
10.3	Form of Stock Option Grant Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed on January 17, 2017).
10.4	2017 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed on February 21, 2017).
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the SarbanesOxley Act of 2002
101*	Interactive Data Files

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

Date:  April 14, 2017