Form 10-K
period 2017-05-31
GroGenesis, Inc.
filed 2017-08-28
CIK 1497055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  May 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated file [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $10,750,240

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  99,303,178 shares of common stock as of August 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended May 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•

substantial doubt about our ability to continue as a going concern;

•

our ability to obtain additional financing on terms that are acceptable to us or at all;

•

our ability to successfully commercialize our product to increase sales so that we are operationally profitable;

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to GroGenesis, Inc. and our majority-owned subsidiary, American Water Sanitation, LLC.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

During our fiscal years ending May 31, 2017 and 2016, we developed further enhancements to our AgraBurst™ formula to make it an all-natural, premium organic, non-GMO nano-surfactant for farmers, fertilizer manufacturers and commercial lawn and turf companies.  AgraBurst PRO™ is an agricultural input which we believe enhances the ability of the plant to more efficiently use the added nutrients incorporated in fertilizers, which results in less fertilizer required.  We believe the application of AgraBurst PRO™ can begin the process of improving the health of the soil while minimizing the use of conventional chemical agricultural inputs.

Throughout this Annual Report, AgraBurst PRO™ shall be referred to as AgraBurst PRO™ or the “Product”.

Business Description

We are a sustainable agricultural services enterprise offering food growers and turf producers an organic, nano-surfactant that enhances soil and crop health.  Our flagship product, AgraBurst PRO™, is a proprietary, all-natural, non-GMO agricultural input which improves the ability of the plant (crop, turf, tree, vine etc.) to enhance the efficient access of added nutrients incorporated in fertilizers, resulting in less fertilizer needed as well as improved water retention in soil.  By optimizing the plant's uptake of applied pest and weed controls and fertilizers, producers can minimize other input costs while reducing the health risk to farm workers due to its non-toxic properties.  AgraBurst PRO™ (the “Product”) is formulated for organic and non-GMO producers and those food growers seeking to convert to non-GMO and organic food production.  We believe the application of our Product can begin the process of improving the health of the soil while reducing the use of conventional chemical agricultural inputs.  Our strategy is to capitalize on the convergence of consumer demand, retailer demand/compliance and legislative drive toward environmental responsibility.

Our Product

AgraBurst PRO™ is a specialized proprietary, premium organic, nano-surfactant, non-ionic (neutral charge) formulation of high quality food-grade ingredients with beneficial soil health and plant stimulant properties with significant potential to increase yields.  It acts as an environmentally-safe additive to producers' spray solution that enhances delivery and absorption activity in both soil and plant tissue by reducing the surface tension between the spray droplet and leaf surface, creating an adhesive liquid bond. The spray droplets spread across the leaf surface thereby increasing the coverage area and plant exposure, resulting in the spray droplets sticking to the leaf surface where absorption is maximized instead of running off the leaf surface.  The Product enables the spray droplet to penetrate the leaf’s surface barrier (a waxy layer known as the “cuticle”) to improve absorption into the plant’s tissue and more effectively deliver the most efficient and recognizable form of nutrient, fertilizer and microbiology solutions.  AgraBurst PRO™ creates a Cationic Exchange Capacity (CEC) substrate, so that positively charged nutrients are held within the soil and not leached away and reducing the amount of fertilizer needed.

Our Product performs as a purified and activated organic matter carbon source and serves as an ideal additive to improve and accelerate the performance of all fertilizer programs.  It is non-toxic, completely biodegradable and, unlike synthetic chemicals or petroleum-based surfactants, will not bio-accumulate in the environment and tie up fertilizers and other valuable trace elements.  By decreasing water evaporation from the soil and increasing water retention, the Product renders plants to be more drought-resistant by developing stronger roots which are more able to withstand adverse weather conditions (wind and drought) and reach nutrients and water not available near the surface of the soil.

The Product also converts sustained plant energy into having a higher sugar holding capacity by acting as an organic electrolyte.  It not only increases the plant’s oxygen uptake capacity and nutrient conversion through photosynthesis by improving chlorophyll production resulting in greener and healthier leaves, but also increases the stomata (root) opening and transpiration (sweating), which is the primary nutrient exchange for soil microbiology which results in plants being fed more efficiently.  The foliar nano-surfactant improves the plant’s enzymatic processes, resulting in the stimulation of the plant’s immune system, reducing the need for pest and fungicide control application.  The plant’s natural oils in the formulation protect from infection and deter pests and fungus.  Significantly for the enhancement of soil health, AgraBurst PRO™ also stimulates microbial activity in the soil to de-compact soil with the natural plant extracts that provide vital trace elements and minerals which nutritionally supplement both the plant and soil microorganisms.

Agricultural Nano-Surfactant Industry

The agricultural nano-surfactant category is in its relative infancy but, due to impressive results in the field, the sector is beginning to attract more investment in research.  Management believes that, as the full potential of organic nano-surfactants are realized by users, optimizing nutrient uptake by plants and increasing crop yields, a rapidly growing market will develop in the agricultural industry.  We believe that this relatively new agricultural nano-surfactant sector is promising, largely untapped, and currently has few competitors focused on penetrating the sustainable agriculture market.

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

Another very large market is farmers that are still using chemical fertilizers and have not made the decision to transition to non-GMO and organic food production, but are motivated to begin to restrict their chemical inputs and increase their crop yields.  Field testing with the Product conducted in South America and South East Asia have recorded economically relevant increases in crop production.  Although management cannot be certain, that in all cases, a significant increase in yield will occur with the Product due to other variables such as original soil condition, groundwater quality, weather and pest infestations, field testing has indicated that crop production is usually enhanced.

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

We intend to pursue another promising market for AgraBurst PRO™, which is the turf grower and maintenance market.  Groundskeepers for stadiums, parks, golf courses and individual lawns have been challenged for years to ensure that the grass/turf they were maintaining looked healthy and green by heavy use of fertilizers and weed control.  In the field, users have noted how rapidly our Product enhances the color and quality of lawns and grounds while reducing the need for the heavy use of fertilizers and herbicides.  We believe that the well-documented concern of fertilizer runoff into streams and ponds, oftentimes resulting in algae blooms in standing water, has provided us with a significant market for additional sales.  Additionally, the turf market in the United States is a twelve-month selling season.

Product Safety

AgraBurst PRO™ is formulated with natural refined extracts that originate from tree oils and plants and are considered environmentally-friendly and organic. AgraBurst PRO™ is free of genetically modified organisms (GMO).

Market for Our Product

As consumers become increasingly concerned over the use of chemical pesticides and fertilizers on food crops, the infiltration of harmful crop additives in soil and water supplies, and the availability of food products at reasonable prices, there is growing pressure on global farmers to provide safe food products for consumption without causing undue environmental harm.  Consumer demand for organic and non-GMO food has been increasing year-to-year, with consumer concern enshrined in recent GMO-labeling laws.  With the willingness by consumers to pay premium prices for healthy food, food producers, depending upon their current operations, are increasingly interested in minimizing or eliminating the use of chemical inputs, maintaining their current organic and non-GMO production model or transitioning from conventional GMO food production to organic and/or non-GMO production.

Our Product provides a sustainable solution to maximizing fertilizer and  insect and fungus control inputs for a broad market of crops including coffee plants, rice, palms, cassava, sugar cane, bananas, wheat, corn, tobacco, fruit trees, vineyards, leafy vegetables, corn, wheat, potatoes, turf/sod, citrus trees, sorghum (and other silage) and ornamentals.

Our Product is targeted at three broad target markets as follows:

•

Farmers growing produce organically and non-GMO;

•

Farmers growing produce conventionally (using chemical fertilizers, pesticides and herbicides) desiring the optimal uptake of all applied inputs to the plant and increased crop yield; and

•

Farmers interested in converting from conventional GMO food production to organic and/or non-GMO food production.

We envision our initial prime markets to be human food and silage producers, fruit tree (including citrus tree growers), vineyard growers and sod and turf growers and groundskeepers.

International Markets

We plan to operate both domestically and internationally.  We currently have established distributor relationships in the following territories:

Distributor	Territory
GroGenesis Caribbean Solutions, Inc.

Cuba, Anguilla, Antigua and Barbuda, Aruba, Barbados, Belize, British Virgin Islands, Cayman Islands, Dominica, Dominican Republic, Grenada, Guadeloupe, Haiti, Honduras, Jamaica, Martinique, Montserrat, Puerto Rico, Saint Barthélemy, Saint Kitts and Nevis, Saint Lucia, Saint Martin / St Maarten, Saint Vincent and the Grenadines, Suriname, Guyana, Trinidad and Tobago and the United States Virgin Islands

Vita Agro S.A.S.	Central Ameerica (Guatemala, Nicaragua, Honduras, El Salvador, Costa Rica and Panamá) and South America (Colombia, Venezuela, Ecuador, Perú, Chile, Paraguay, Bolivia, Argentina and Uruguay)

JAK International	Bangladesh

In addition, we are in the process of building relationships, which involve agricultural testing of our Product with other international agricultural distributors in the countries of Cuba, Myanmar and Cambodia, Vietnam, Laos and Sri Lanka.  Finalized distribution agreements may include multiple countries in a region depending upon the specific distributor’s market, experience and operational expertise.

Competition

Because the agricultural nano-surfactant is a nascent industry, there are no dominant, large competitors focused on the sector.  However, our ability to market our Products in North America may be adversely impacted by the fragmented and competitive nature of the agriculture fertilizer and fertilizer enhancement industry.  The sector includes large companies that produce fertilizers in massive quantities, as well as small, boutique manufacturers that produce fertilizers and growth enhancement products in small batches.

While the principal competitive factors in the sale of fertilizer enhancement products are crop output and product safety, pricing and availability of the product and geographic coverage are also critical.  Most of our competitors have an established market for their products and greater financial resources and may be better able to withstand sales or price decreases.  We also expect to face competition from new market entrants on an ongoing basis.  We may be unable to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.  Well-established and well-known companies such as Syngenta, Bayer CropScience, BASF, Dow AgroSciences, Monsanto, DuPont, Makhteshim Agan, Nufarm, Sumitomo Chemical, and FMC service the crop protection sector with traditional agrochemicals, but could be considered indirect competitors.

Sales and Marketing

Our marketing strategy is to demonstrate to our potential end-use customers, principally commercial farmers and turf groundskeepers, that our Product will increase their agricultural output and enhance the health of their soil.  We intend to prove these results through a combination of independent product testing through scientific trials and by providing farmers with our Product on a trial basis.  We expect that our marketing strategy will be most successful if farmers are able to realize improvements in crop quality, crop yield and soil health.

We intend to sell our Product through distribution arrangements with independent agricultural input distributors.  We are subject to the risk that large, high-profile, distributors could exert substantial pressure on us due to their size and the small contribution that our products would likely have to their financial success.  Because of this difference in market influence, such distributors could have leverage over the pricing and promotion of AgraBurst PRO™.

We hope to enter into agreements with both national and international distributors, though there is no guarantee that we will be successful in reaching such arrangements.  Although there are no plans to bring distribution services in-house, in the event we change plans and decide to directly control product distribution, we will incur costs related to taking and processing product orders from retailers, shipping and warehousing costs, credit, collections, and in-house accounting fees.

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

Intellectual Property

We currently have no patents on our products.  Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs.  We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary formulas, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.  The trademark for “AgraBurst” has been approved as of August 26, 2014 and is currently active under Registration Number 4594428.

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

Employees

As of May 31, 2017, we had 1 full time employee, our Chief Executive Officer.  We also utilize the services of outside consultants for various aspects of business development, finance and accounting and public relations.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities.  The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially.  For additional information regarding risk factors, see Item 1 - “Forward-Looking Statements.”

Risks Related to Our Business and Industry

The market for our product may be limited, and as a result, our business may be adversely affected.

The feasibility of marketing our product has been assumed to this point and there can be no assurance that such assumptions are correct.  It is possible that the costs of commercial implementation of our nano-surfactant may be too expensive to market AgraBurst PRO™ at a competitive price.  It is also possible that competing technologies may be introduced into the marketplace before or after the introduction of our product to the market, which may adversely affect our ability to market our product at a competitive price.

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

In carrying out our operations, we will rely upon a small group of key management and technical personnel including our Chief Executive Officer and key consultants in operations and finance.  We do not currently maintain any key man insurance on our Chief Executive Officer.  An unexpected partial or total loss of the services of these key individuals could be detrimental to our business.

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

We are currently in the early phases of production and sales of our product and have not yet commenced full commercial operations.  Since inception, we have been engaged principally in the research and development of the nano-surfactant technology.  Therefore, we have a limited operating history upon which an evaluation of our prospects can be made by investors.  Our prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving bio stimulant and crop protection industry, as well as those risks encountered in the shift from development to commercialization of new technology and products or services based upon such technology.

Our nano-surfactant technology may not operate as intended.

Although we have successfully tested our nano-surfactant technology on crops and turf, our approach, which is still fairly new in the industry, may not operate or scale as intended or may be subject to other factors that we have not yet considered.

Our success is dependent upon our ability to protect our intellectual property.

We currently do not have any issued patents on our product.  Our success will depend, in part, on our ability to obtain and enforce protection for any future intellectual property in the United States and other countries.  It is possible that our intellectual property protection could fail, if challenged.  It is possible that the claims for patents or other intellectual property protections could be denied or invalidated or that our protections will not be sufficiently broad to protect our technology.  It is also possible that our intellectual property will not provide protection against competitive products, or will not otherwise be commercially viable.

Although we are not aware of any intellectual property of others that would affect the sale of our product, our commercial success will depend in part on our ability to commercialize our nano-surfactant production without infringing on patents or proprietary rights of others.  We cannot guarantee that other companies or individuals have not or will not independently develop substantially equivalent proprietary rights, or that other parties have not, or will not, be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties in order for us to be able to carry on our business.

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

Our need for additional capital may adversely affect our financial condition.  We have no sustained history of earnings and have operated at a loss since we commenced business.  We have relied, and continue to rely, on external sources of financing to meet our capital requirements, to continue developing our proprietary technology, to build our inventory for expected sales, and to otherwise implement our corporate development and investment strategies.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K.  That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year.  This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  As of May 31, 2017, we assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended May 31, 2017, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.  A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

The report of our independent registered public accounting firm, with respect to our financial statements and the related notes for the fiscal year ended May 31 2017, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in our annual report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern.

The report of Turner, Stone & Company, our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the fiscal year ended May 31, 2017, indicates that there was substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from this uncertainty.  For additional information, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Going Concern.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at 101 S. Reid Street, Suite 307, Sioux Falls, South Dakota 57103, where we pay $148 per month on an operating lease that expires on September 30, 2018.  We currently have no other properties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB, QB Tier, under the symbol “GROG”.  The closing price of our common stock on August 24, 2017 was $0.30 per share.  Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
May 31, 2017	$0.19	$0.09
February 28, 2017	$0.22	$0.14
November 30, 2016	$0.36	$0.10
August 31, 2016	$0.34	$0.08
May 31, 2016	$0.14	$0.05
February 29, 2016	$0.16	$0.05
November 30, 2015	$0.22	$0.12
August 31, 2015	$0.46	$0.11

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

Holders of Common Stock

As of August 28, 2017, there were 67 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name.”  As of such date, 99,303,178 shares were issued and outstanding.

Registration Rights

We currently do not have any investment agreements in place with registration rights.

Dividends

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

From August through September 2016, the Company completed private placements consisting of 2,249,607 units at a price of $0.10 per share for total proceeds of $224,960, of which $34,960 was received prior to May 31, 2016 and is recorded as common stock subscribed as of May 31, 2016. Each unit consisted of one share of our common stock and one or three warrants to purchase one share of common stock.  The warrants have exercise prices ranging from $0.15 to $0.20 and have terms ranging from one to three years.

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units include 350,000 units not yet issued as of this filing date that are reflected as common stock subscribed totaling $35,000.

The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 10, 2017, stockholders holding Fifty Million Four Hundred Twenty-Eight Thousand Five Hundred Seventy-One (50,428,571) shares of our common stock, which constituted a majority of the voting power of the Company, took action by written consent for the purpose of authorizing and approving and adopting the 2017 Equity Incentive Plan (the “2017 Plan”).  Pursuant to Rule 14(c)-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the adoption of the 2017 Plan was effected twenty (20) days after the date that the Company’s Schedule 14C information statement was filed with the Securities and Exchange Commission and mailed to our stockholders of record on the Record Date, or March 16, 2017.

In addition to awards of options to purchase Company common stock, the 2017 Plan, allows the Board of Directors to grant restricted stock awards, restricted stock units, performance awards and stock appreciation rights.  In addition, the Board of Directors believes that it is in the best interests of the Company that 12,000,000 shares be reserved under the 2017 Plan.  The Board of Directors believes that an equity incentive plan is important to provide a mechanism to offer executives, employees, and other persons providing services to the Company the ability to participate in the long-term growth of the Company.

General

The Company’s 2017 Plan has been approved and adopted by the Board of Directors and the stockholders of the Company in order to ensure (i) favorable federal income tax treatment for grants of incentive stock options under Section 422 of the Code, and (ii) continued eligibility to receive a federal income tax deduction for certain compensation paid under our Plan by complying with Rule 162(m) of the Code.

Our Board of Directors and management believes that the effective use of stock-based long-term incentive compensation is vital to our ability to achieve strong performance in the future.  The 2017 Plan will maintain and enhance the key policies and practices adopted by our management and Board of Directors to align employee and stockholder interests.  In addition, our future success depends, in large part, upon our ability to maintain a competitive position in attracting, retaining and motivating key personnel.  We believe that the adoption of the 2017 Plan is essential to permit our management to continue to provide long-term, equity-based incentives to present and future employees.

There are currently no plans, arrangements, commitments or understandings for the issuance of equity based incentives pursuant to the 2017 Plan.

The 2017 Plan authorizes the issuance of 12,000,000 shares of Common Stock.  The following is a brief summary of the 2017 Plan.  This summary is qualified in its entirety by reference to the text of the 2017 Plan, a copy of which is attached as Exhibit B to this information statement.

Summary of the 2017 Plan

The principal provisions of the 2017 Plan are summarized below.  This summary is not a complete description of all of the 2017 Plan’s provisions, and is qualified in its entirety by reference to the 2017 Plan which is attached to this information statement as Exhibit B.  Capitalized terms in this summary not defined in this information statement have the meanings set forth in the 2017 Plan.

Purpose and Eligible Participants.  The purpose of the 2017 Plan is to attract, retain and reward high-quality executive, employees and other persons who provide services to the Company and or its affiliates and subsidiaries, by enabling these persons to acquire a proprietary interest in the Company.

Types of Awards.  The 2017 Plan permits the grant of the following types of awards, in the amounts and upon the terms determined by the Compensation Committee of the Board (the “Committee”):

Options.  Options may either be incentive stock options (“ISOs”) which are specifically designated as such for purposes of compliance with Section 422 of the Internal Revenue Code or non-qualified stock options (“NSOs”). Options shall vest as determined by the Committee or the applicable employment agreement, subject to certain statutory limitations regarding the maximum term of ISOs and the maximum value of ISOs that may vest in one year.  The exercise price of each Option shall be determined by the Committee, provided that such price will not be less than the fair market value of a share on the date of the grant of the ISO.  The term for the Options may be set by the Committee but in no event shall the term exceed ten (10) years from the date of grant.  Recipients of options have no rights as a stockholder with respect to any shares covered by the award until the award is exercised and a stock certificate or book entry evidencing such shares is issued or made, respectively.

Stock Appreciation Rights.  Generally, upon exercise of a stock appreciation right, the recipient will receive cash, shares of Company stock, or a combination of cash and stock, with a value equal to the excess of: (i) the fair market value of a specified number of shares of Company stock on the date of the exercise, over (ii) a specified exercise price or grant price.  The grant price of a stock appreciation right and all other terms and conditions will be established by the Committee in its sole discretion or as set forth in the applicable Award agreement.  The term of a stock appreciation right will be set by the Committee but in no event will the term exceed ten (10) years from the date of grant.

Restricted Stock Awards.  Restricted stock awards consist of shares granted to a participant that are subject to one or more risks of forfeiture.  Restricted stock awards may be subject to risk of forfeiture based on the passage of time or the satisfaction of other criteria, such as continued employment or Company performance.  Recipients of restricted stock awards are entitled to vote and receive dividends attributable to the shares underlying the award beginning on the grant date.

Restricted Stock Units.  Restricted stock units consist of a right to receive shares in the future in consideration of the performance of services, but subject to the fulfillment of such conditions during the Restriction Period as the Board of Directors may specify.  Each such grant or sale may be made without additional consideration or in consideration of a payment by a Participant that is less than the Fair Market Value at the date of grant.  Recipients of restricted stock units have no rights as a stockholder with respect to any shares covered by the award until the date a stock certificate or book entry evidencing such shares is issued or made, respectively.

Performance Awards.  Performance awards are earned upon achievement of performance objectives during a performance period established by the Committee.  Recipients of performance awards have no rights as a stockholder with respect to any shares covered by the award until the date a stock certificate or book entry evidencing such shares is issued or made, respectively.

Number of Shares.  The maximum number of shares of Common Stock with respect to which Awards of any and all types may be granted during a calendar year to any Participant shall be limited, in the aggregate, to the number of Common Stock equal to 12,000,000 shares (subject to adjustment in accordance with the provisions of Section 13(d) of the 2017 Plan).  The number of shares of Common Stock available to grant for Awards will increase proportionally any time additional shares of Common Stock are issued by the Company as long as the Plan is in effect.

Administration.  Subject to the terms of the 2017 Plan, the Committee, or if none, the Board of Directors, shall have full and final authority, in each case subject to and consistent with the provisions of the 2017 Plan, to: interpret the provisions of the 2017 Plan; select Eligible Employees, Directors and Consultants to become Participants; make Awards; determine the type, number and other terms and conditions of, and all other matters relating to, Awards; prescribe Award agreements (which need not be identical for each Participant); adopt, amend and rescind rules and regulations for the administration of the 2017 Plan; construe and interpret the 2017 Plan and Award agreements and correct defects, supply omissions or reconcile inconsistencies therein; and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2017 Plan.

Except as otherwise determined by the Board of Directors, unless the context otherwise requires, all actions and determinations that the 2017 Plan contemplates that the Board of Directors may take may be taken by the Committee in its stead.

Amendments.  The Board of Directors, or the Committee acting pursuant to such authority as may be delegated to it by the Board of Directors, may amend, alter, suspend, discontinue or terminate the 2017 Plan or the Committee’s authority to grant Awards under the 2017 Plan, provided that, without the consent of an affected Participant, except as otherwise contemplated by the 2017 Plan or the terms of an Award agreement, no such Board of Directors action may materially and adversely affect the rights of a Participant under any previously granted and outstanding Award.  Except as otherwise provided in the 2017 Plan, the Committee may waive any conditions or rights under, or amend, alter, suspend, discontinue or terminate any Award theretofore granted and any Award agreement relating thereto, provided that, without the consent of an affected Participant, except as otherwise contemplated by the 2017 Plan or the terms of an Award agreement, no Committee action may materially and adversely affect the rights of such Participant under such Award.

Term.  The Committee may grant awards pursuant to the 2017 Plan until it is discontinued or terminated; provided, however, that no Award may be granted under the 2017 Plan after February 3, 2027.

Change of Control.  Notwithstanding any provision of the 2017 Plan to the contrary and unless otherwise provided in the applicable Award agreement, in the event of any Change of Control:

(1)

Any Option carrying a right to exercise that was not previously exercisable and vested shall become fully exercisable and vested as of the time of the Change of Control and shall remain exercisable and vested for the balance of the stated term of such Option without regard to any Termination of Employment, subject to certain exceptions;

(2)

Any SARs outstanding as of the date the Change of Control occurs will become fully vested and will be exercisable in accordance with procedures established by the Committee;

(3)

Any restrictions and other conditions applicable to any Restricted Stock or Restricted Stock Units held by the Participant will lapse and such Restricted Stock or Restricted Stock Units will become fully vested as of the date of the Change of Control;

(4)

Any Performance Shares or Performance Units held by the Participant relating to Performance Periods before the Performance Period in which the Change of Control occurs that have been earned but not paid will become immediately payable in cash; and

(5)

Any Other Stock-Based Awards that vest solely on the basis of the passage of time will be treated in connection with a Change of Control in the same manner as are Awards of Restricted Shares and RSUs, as described in Section 13(a)(3) of the 2017 Plan.

Payment.  Payment of Awards may be in the form of cash, Stock, other Awards or combinations thereof as the Committee may determine, and with such restrictions as it may impose.  The Committee, either at the time of grant or by subsequent amendment, may require or permit deferral of the payment of Awards under such rules and procedures as it may establish.  It also may provide that deferred settlements include the payment or crediting of interest or other earnings on the deferred amounts, or the payment or crediting of dividend equivalents where the deferred amounts are denominated in Stock equivalents.

Transfer Restrictions.  No Award or other right or interest of a Participant under the Plan shall be pledged, hypothecated or otherwise encumbered or subject to any lien, obligation or liability of such Participant to any party (other than the Company or a subsidiary), or assigned or transferred by such Participant otherwise than by will or the laws of descent and distribution or to a Beneficiary upon the death of a Participant, and Options, SARs or Other Stock-Based Awards that may be exercisable shall be exercised during the lifetime of the Participant only by the Participant or his or her guardian or legal representative, except that Options (other than ISOs), SARs and Other Stock-Based Awards may be transferred to one or more Beneficiaries or other transferees during the lifetime of the Participant, and may be exercised by such transferees in accordance with the terms of such Option, SAR, or Other Stock Based Award but only if and to the extent such transfers are permitted by the Committee pursuant to the express terms of an Option, SAR or Other Stock-Based Award agreement (subject to any terms and conditions which the Committee may impose thereon).  A Beneficiary, transferee, or other person claiming any rights under the Plan from or through any Participant shall be subject to all terms and conditions of the Plan and any Award agreement applicable to such Participant, except as otherwise determined by the Committee, and to any additional terms and conditions deemed necessary or appropriate by the Committee.

New Plan Benefits.  The amount of future awards will be determined by the Committee.  The 2017 Plan does not require awards in specific amounts or to specific recipients or provide formulae to determine the amount or recipient of awards.  As a result, the Company cannot determine the awards that will be made under the 2017 Plan or that would have been made in the past if the 2017 Plan had been in place.

Federal Income Tax Matters

Options.  Under present law, an optionee will not recognize any taxable income on the date an NSO is granted pursuant to the 2017 Plan.  Upon exercise of the option, however, the optionee must recognize, in the year of exercise, compensation taxable as ordinary income in an amount equal to the difference between the option price and the fair market value of Company common stock on the date of exercise. Upon the sale of the shares, any resulting gain or loss will be treated as capital gain or loss.  The Company will receive an income tax deduction in its fiscal year in which NSOs are exercised equal to the amount of ordinary income recognized by those optionees exercising options, and must comply with applicable tax withholding requirements.

ISOs granted under the 2017 Plan are intended to qualify for favorable tax treatment under Section 422 of the Internal Revenue Code.  Under Section 422, an optionee recognizes no taxable income when the option is granted. Further, the optionee generally will not recognize any taxable income when the option is exercised if he or she has at all times from the date of the option’s grant until three months before the date of exercise been an employee of the Company.  The Company ordinarily is not entitled to any income tax deduction upon the grant or exercise of an incentive stock option.  This favorable tax treatment for the optionee, and the denial of a deduction for the Company, will not, however, apply if the optionee disposes of the shares acquired upon the exercise of an incentive stock option within two years from the granting of the option or one year from the receipt of the shares.

Restricted Stock Awards.  Generally, no income is taxable to the recipient of a restricted stock award in the year that the award is granted. Instead, the recipient will recognize compensation taxable as ordinary income equal to the fair market value of the shares in the year in which the risks of forfeiture restrictions lapse. Alternatively, if a recipient makes an election under Section 83(b) of the Internal Revenue Code, the recipient will, in the year that the restricted stock award is granted, recognize compensation taxable as ordinary income equal to the fair market value of the shares on the date of the award. The Company normally will receive a corresponding deduction equal to the amount of compensation the recipient is required to recognize as ordinary taxable income, and must comply with applicable tax withholding requirements.

Restricted Stock Units.  A recipient of restricted stock units will generally recognize compensation taxable as ordinary income in an amount equal to the fair market value of the shares (or the amount of cash) distributed to settle the restricted stock units on the vesting date(s).  The Company normally will receive a corresponding deduction at the time of vesting, equal to the amount of compensation the recipient is required to recognize as ordinary taxable income, and must comply with applicable tax withholding requirements.

Performance Awards.  A recipient of performance awards will recognize compensation taxable as ordinary income equal to the value of the shares of Company common stock or the cash received, as the case may be, in the year that the recipient receives payment.  The Company normally will receive a deduction equal to the amount of compensation the recipient is required to recognize as ordinary taxable income, and must comply with applicable tax withholding requirements.

Stock Appreciation Rights.  Generally, a recipient of a stock appreciation right will recognize compensation taxable as ordinary income equal to the value of the shares of Company common stock or the cash received in the year that the stock appreciation right is exercised. The Company normally will receive a corresponding deduction equal to the amount of compensation the recipient is required to recognize as ordinary taxable income, and must comply with applicable tax withholding requirements.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2017, we did not purchase any of our equity securities.

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

Overview

We are a sustainable agricultural services enterprise offering food growers and turf producers an organic, nano-surfactant that enhances soil and crop health.  Our flagship product, AgraBurst PRO™, is a proprietary, all-natural, non-GMO agricultural input which improves the ability of the plant (crop, turf, tree, vine etc.) to enhance the efficient access of added nutrients incorporated in fertilizers, resulting in less fertilizer needed as well as improved water retention in soil.  By optimizing the plant's uptake of applied pest and weed controls and fertilizers, producers can minimize other input costs while reducing the health risk to farm workers due to its non-toxic properties.  AgraBurst PRO™ (the “Product”) is formulated for organic and non-GMO producers and those food growers seeking to convert to non-GMO and organic food production.  We believe the application of our Product can begin the process of improving the health of the soil while reducing the use of conventional chemical agricultural inputs.  Our strategy is to capitalize on the convergence of consumer demand, retailer demand/compliance and legislative drive toward environmental responsibility.

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

During our fiscal years ending May 31, 2017 and 2016, we developed further enhancements to our AgraBurst™ formula to make it an all-natural, premium organic, non-GMO nano-surfactant for farmers, fertilizer manufacturers and commercial lawn and turf companies.  AgraBurst PRO™ is an agricultural input which we believe enhances the ability of the plant to more efficiently use the added nutrients incorporated in fertilizers, which results in less fertilizer required.  We believe the application of AgraBurst PRO™ can begin the process of improving the health of the soil while minimizing the use of conventional chemical agricultural inputs.

Significant Corporate Events for Fiscal Year

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

Results of Operations

Comparison of the Twelve Months Ended May 31, 2017 and the Twelve Months Ended May 31, 2016

Revenue

We had no revenues for the fiscal year ended May 31, 2017, as compared to revenues of $14,611 for the same period in 2016.  Revenue decreased by $14,611 due to our focus and efforts being redirected to redeveloping our product formulas and to new product development.

Operating Expenses

Our expenses for the fiscal year ended May 31, 2017 are summarized as follows in comparison to our expenses for the fiscal year ended May 31, 2016:

	Year Ended May 31,
	2017	2016

Consulting fees	$1,766,011	$551,636
Depreciation	12,092	32,578
General and administrative expenses	108,641	109,254
Impairment loss on intangible assets	-	40,260
Transfer agent and filing fees	12,665	14,522
Professional fees	212,999	93,754
Total Operating Expenses	$2,112,408	$842,004

Operating expenses increased $1,270,404 from the fiscal year ended May 31, 2016 compared to the fiscal year ended May 31, 2017, an increase of 151%.  The primary reason is a $1,214,375 increase in consulting fees for the fiscal year ended May 31, 2017, which includes $1,087,374 of stock-based compensation and $302,365 of stock option compensation.  Additionally, professional fees increased $119,245 due primarily to increased use of legal services during the fiscal year ended May 31, 2017.

Other Income and Expense

Other income and expense for the fiscal year ended May 31, 2017 and 2016 are summarized as follows:

	Year Ended May 31,
	2017	2016
Gain on settlement of debt	$34,125	$42,017
Interest expense	(3,187)	(419)
Total Expenses	$30,938	$41,598

Our gain on settlement of debt of $34,125 was primarily a result of the cancellation of advances due during the fiscal year ended May 31, 2017.  Our gain on settlement of debt of $42,017 was a result of the cancellation of amounts due a related party during the fiscal year ended May 31, 2016.

Liquidity and Capital Resources

As of May 31, 2017, we had cash on hand of $1,513 and a working capital deficiency of $426,475, as compared to cash equivalents on hand of $12,387 and a working capital deficiency of $305,629 as of May 31, 2016.  The increase in working capital deficiency is mainly due to an increase in accounts payable for the fiscal year ended May 31, 2017.

Private Placement Offerings

From August through September 2016, the Company completed private placements consisting of 2,249,607 units at a price of $0.10 per share for total proceeds of $224,960, of which $34,960 was received prior to May 31, 2016 and is recorded as common stock subscribed as of May 31, 2016.  Each unit consisted of one share of our common stock and one or three warrants to purchase one share of common stock.  The warrants have exercise prices ranging from $0.15 to $0.20 and have terms ranging from one to three years.

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units include 350,000 units not yet issued as of this filing date that are reflected as common stock subscribed totaling $35,000.

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

Going Concern

The audited financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  We have accumulated losses through the period to May 31, 2017 of approximately $5 million as well as negative cash flows from operating activities.  Presently, we do not have sufficient cash resources to meet our plans in the twelve months following May 31, 2017.  These factors raise substantial doubt about our ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that we will be successful with our fund-raising initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	May 31,	May 31,
	2017	2016
Current assets	$21,494	$68,392
Current liabilities	447,969	374,021
Working capital deficiency	$426,475	$305,629

The decrease in current assets is mainly due to a decrease of cash, accounts receivable and prepaid expenses.  The increase in current liabilities is primarily due to increase in accounts payable.  Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Year Ended May 31,
	2017	2016
Net cash used in operating activities	$(569,840)	$(509,194)
Net cash used in investing activities	(3,824)	(23,577)
Net cash provided by financing activities	562,790	544,504
Increase (decrease) in cash	$(10,874)	$11,733

The increase in net cash used in operating activities in the twelve months ended May 31, 2017, as compared to the previous year is due primarily to an increase in operating expenses.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of our common stock.

Future Financing

Given our cash position of $1,513 as of May 31, 2017, management believes that our cash on hand and working capital are insufficient to meet our current anticipated cash requirements.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, we will need to raise an additional $500,000 to $750,000 to cover all of our operational expenses over the next 12 months.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the fiscal year ended May 31, 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2017 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which currently consists of our Chief Executive Officer and our Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments.  Our management concluded, as of May 31, 2017, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of May 31, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the fiscal year ended May 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

ITEM 9B. OTHER INFORMATION

On February 10, 2017, stockholders holding Fifty Million Four Hundred Twenty-Eight Thousand Five Hundred Seventy One (50,428,571) shares of our common stock, which constituted a majority of the voting power of the Company, took action by written consent for the purpose of authorizing and approving an amendment to increase our authorized shares of capital stock from two hundred million (200,000,000) shares to two hundred ten million (210,000,000) shares, with the ten million (10,000,000) shares being class of preferred stock, par value $1.00 (the “Preferred Stock”).  On July 5, 2017, we filed a Certificate of Designation establishing the rights, preferences and privileges of the Series A Preferred Stock with the Nevada Secretary of State promptly after the effective date of this information statement and the establishment of the class of Preferred Stock.

Provisions in a Company’s Articles of Incorporation authorizing preferred stock in this manner are often referred to as “blank check” provisions because they give a Board of Directors the flexibility, at any time or from time to time, without further stockholder approval (except as may be required by applicable laws, regulatory authorities, or the rules of any stock exchange on which the Company’s securities are then listed), to create one or more series of preferred stock and to determine by resolution the terms of each such series.  The authority of the Board of Directors with respect to each series, without limitation, includes a determination of the following: (a) the number of shares to constitute the series, (b) the liquidation rights, if any, (c) the dividend rights and rates, if any, (d) the rights and terms of redemption, (e) the voting rights, if any, which may be full, special, conditional, or limited, (f) whether the shares will be convertible or exchangeable into securities of the Company, and the rates thereof, if any, (g) any limitations on the payment of dividends on the common stock while any series is outstanding, (h) any other provisions that are not inconsistent with the Articles of Incorporation, and (i) any other preference, limitations, or rights that are permitted by law.

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

Name	Age	Position	Since

Richard D. Kamolvathin	49	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	September 18, 2015
Tyler Mackay	45	Chief Operating Officer	September 18, 2015
Grant Walsh	69	Chairman of the Board and Director	October 6, 2015
William Gerald Platt	70	Director	October 16, 2015
Max Brian Yale	69	Director	October 28, 2015
David E. Colburn	70	Director	November 4, 2015

The Board of Directors is comprised of only one class.  All of the directors serve for a term of one year and until their successors are elected at the Company’s annual shareholders’ meeting and are qualified, subject to removal by the Company’s shareholders.  For the fiscal year ended May 31, 2017, the Company did not hold an annual shareholders’ meeting.  Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualfied at a meeting of the Board of Directors.

Business Experience

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Richard D. Kamolvathin - Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Richard D. Kamolvathin was appointed as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company on September 18, 2015.  Mr. Kamolvathin previously served as Chairman of the Board of Directors of Verity Corp., a publicly-traded Organic and Non-GMO sustainable agriculture company.  In this capacity, he also served the company as CEO from November 2013 until August 2014, after a term as President from October 2013 and previously as Executive Vice President of Verity Farms LLC, a wholly owned subsidiary of Verity Corp., since February 2011.  From June 2006 through January 2011, Mr. Kamolvathin was a sustainable agriculture field advisor for the Rice Bank Foundation, United Nations (Thailand).  Prior to 2006, Mr. Kamolvathin worked in the financial services industry.  Mr. Kamolvathin is a resident of Sioux Falls, South Dakota, a Regents Private Advisory Board Chair of Vistage International and an advisor to various public and private companies.  In this role, he facilitated C-level private board advisory to companies regarding leadership, business strategy formation, new business development, customer growth/retention, and profit generation.  He was educated at Western University New York where he earned a Master of Science degree in Applied Mathematics and Theoretical Physics, and at New York Business School where he earned a Bachelor of Science in Mathematics (Honors).  Mr. Kamolvathin also holds a number of physics-based U.S. patents.

We believe that Mr. Kamolvathin is qualified to serve on our board of directors because of his knowledge of the industry and our current operations, in addition to his education and business experiences described above.

Tyler Mackay - Chief Operating Officer

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

Grant B. Walsh - Chairman of the Board and Director

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

William Gerald Platt, Ph.D. - Director

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

Max Brian Yale - Director

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

David E. Colburn - Director

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

Committees of the Board of Directors

During the fiscal year ended May 31, 2017, our Board of Directors held two formal meetings.  In addition to that, the Board of Directors approved various corporate actions by way of resolutions consented to in writing by a unanimous vote of the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2017, the reports listed below were not timely filed.

Reporting Person	Date of Reportable Event	Form Required	Filing Due Date	Date Form Filed

Richard D. Kamolvathin	12/1/2016	Form 4	12/5/16	12/29/16
Tyler John Mackay	12/1/2016	Form 4	12/5/16	12/29/16
Grant B. Walsh	12/1/2016	Form 4	12/5/16	12/29/16
William Gerald Platt	12/1/2016	Form 4	12/5/16	12/29/16
David E. Colburn	12/1/2016	Form 4	12/5/16	12/29/16
Max Brian Yale	12/1/2016	Form 4	12/5/16	12/29/16

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board of Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board of Directors will consider candidates suggested by stockholders.  If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o GroGenesis, Inc., 101 S. Reid Street, Suite 307, Sioux Falls, SD 57103.

As of May 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Summary Compensation

The following table summarizes the compensation of each named executive for the fiscal years ended May 31, 2017 and 2016 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year		Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Nonequity Incentive Plan Compen- sation ($)		Change in Pension Value and Non Qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)		Total ($)

Richard Kamolvathin CEO & CFO [1,2,3]	2017 2016	$ $	- -	$ $	- -	$ $	180,000 85,000	$ $	$75,591 -	$ $	- -	$ $	- -	$ $	220,333 118,145	$ $	475,924 203,145

Joseph Fewer Former CEO & CFO [4]	2017 2016	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- 25,200	$ $	- 25,200

Notes:

(1)

Mr. Kamolvathin was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company on September 18, 2015.

(2)

During the fiscal year ended May 31, 2017, Mr. Kamolvathin earned $220,333 as compensation for his role as our Chief Executive Officer and Chief Financial Officer.

(3)

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of Mr. Kamolvathin.

(4)

Mr. Fewer resigned from all of his officer positions in the Company on September 18, 2015.

Employment Agreements

There are currently no employment agreements between the Company and any of our executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of May 31, 2017.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Richard Kamolvathin CEO & CFO [1]	720,000	2,880,000	-	$ 0.17	12/01/16	-	-	-	-
Tyler Mackay COO [2]	480,000	1,920,000	-	$ 0.17	12/01/16	-	-	-	-

(1)

Mr. Kamolvathin was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company on September 18, 2015.  On October 19, 2015, Mr. Kamolvathin was granted 500,000 shares of restricted stock of the Company that vested on date of grant.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 900,000 shares of restricted stock and 3,600,000 options for common stock at an exercise price of $0.17 to Mr. Kamolvathin.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(2)

Mr. Mackay was appointed Chief Operating Officer on September 18, 2015.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 600,000 shares of restricted stock and 2,400,000 options for common stock at an exercise price of $0.17 to Mr. Mackay.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

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

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the fiscal year ended May 31, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Grant Walsh, Chairman 1&6	-	$50,000	$10,499	-	-	-	$60,499
Richard Kamolvathin, Director 2&6	-	-	-	-	-	-	-
William Gerald Platt, Director 3&6	-	$50,000	$10,499	-	-	-	$60,499
Brian Yale, Director 4&6	-	$50,000	$10,499	-	-	-	$60,499
David E. Colburn, Director 5&6	-	$50,000	$10,499	-	-	-	$60,499

Notes:

(1)

Mr. Walsh was appointed as Chairman of the Board of Directors of the Company on October 6, 2015.  On January 22, 2016, Mr. Walsh was granted 1,000,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Mr. Walsh.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(2)

Mr. Kamolvathin was appointed Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company on September 18, 2015.  On October 19, 2015, Mr. Kamolvathin was granted 500,000 shares of restricted stock of the Company that vested on date of grant.  For his role as a director, on November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 900,000 shares of restricted stock and 3,600,000 options for common stock at an exercise price of $0.17 to Mr. Kamolvathin.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(3)

Dr. Platt was appointed to the Board of Directors on October 16, 2015.  Upon such appointment as a Director, Dr. Platt was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Dr. Platt was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Dr. Platt.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(4)

Mr. Yale was appointed to the Board of Directors on October 28, 2015.  Upon such appointment as a Director, Mr. Yale was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Yale was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Mr. Yale.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(5)

Mr. Colburn was appointed to the Board of Directors on November 4, 2015.  Upon such appointment as a Director, Mr. Colburn was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Colburn was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered and will vest in full on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Mr. Colburn.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of August 28, 2017, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.  As of August 28, 2017, there were 99,303,178 shares of common stock outstanding.

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

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Common Stock	Joseph Fewer 7123 Hacienda Road Aylmer Ontario, Canada, N5H 2R5	23,200,000 Direct (3)	23.36%
Common Stock	Maria Fernandes H. No. 16/B, Adsul in Benaulim Goa	10,000,000 Direct	10.07%
Common Stock	Guy Gillingham 1021 Beaumont Drive North Vancouver, Canada V7R 1P8	16,000,000 Direct	16.11%
	Total Beneficial Holders as a Group	49,200,000 Direct	49.54%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Common Stock	Richard D. Kamolvathin	2,120,000 Direct (4)	2.12%
Common Stock	Tyler Mackay	1,080,000 Direct (9)	1.08%
Common Stock	Grant Walsh	1,350,000 Direct (5)	1.36%
Common Stock	William Gerald Platt	850,000 Direct (6)	<1%
Common Stock	Max Brian Yale	850,000 Direct (7)	<1%
Common Stock	David E. Colburn	850,000 Direct (8)	<1%
Common Stock	Directors & Executive Officers as a group	7,100,000 Direct	7.14%

Notes:

(1)

The address of record is c/o GroGenesis, Inc., 101 S. Reid Street, Suite 307, Sioux Falls, SD 57103.

(2)

Unless otherwise noted, the beneficial owner has sole voting and investment power with respect to the shares shown.  All ownership is beneficial and of record, unless indicated otherwise.  Beneficial ownership includes stock options that will vest within 60 days of August 28, 2016.

(3)

Includes (a) 21,500,000 shares of common stock held by Mr. Fewer, and (b) 1,700,000 shares held jointly with Mr. Fewer’s wife, and over which Mr. Fewer has shared voting power.

(4)

On October 19, 2015, Mr. Kamolvathin was granted 500,000 shares of restricted stock of the Company that vested on the date of the grant.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 900,000 shares of restricted stock and 3,600,000 options for common stock at an exercise price of $0.17 to Mr. Kamolvathin.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(5)

On January 22, 2016, Mr. Walsh was granted 1,000,000 shares of restricted stock of the Company as a bonus for services rendered that vested on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Mr. Walsh.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(6)

On October 16, 2015, Dr. Platt was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Dr. Platt was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered that vested on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Dr. Platt.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(7)

On October 28, 2015, Mr. Yale was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Yale was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered that vested on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Mr. Yale.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(8)

On November 4, 2015, Mr. Colburn was granted 300,000 shares of restricted common stock of the Company as compensation for his first year as his role as a Director of the Company.  On January 22, 2016, Mr. Colburn was granted 200,000 shares of restricted stock of the Company as a bonus for services rendered that vested on December 31, 2016.  On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 250,000 shares of restricted stock and 500,000 options for common stock at an exercise price of $0.17 to Mr. Colburn.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

(9)

On November 9, 2016, the Board of Directors of the Company approved, effective December 1, 2016, the grant of 600,000 shares of restricted stock and 2,400,000 options for common stock at an exercise price of $0.17 to Mr. Mackay.  The options vest as to 1/5 on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the Company’s 2017 Plan, awards of any and all types that may be granted during a calendar year to any participant shall be limited, in the aggregate, to the number of shares of common stock equal to 12,000,000 shares (subject to adjustment in accordance with the provisions of Section 13(d) of the 2017 Plan).  The number of shares of Common Stock available to grant for awards will increase proportionally any time additional shares of Common Stock are issued by the Company as long as the Plan is in effect.  As of August 28, 2017, the Board of Directors has not issued any grants pursuant to the 2017 Plan.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc., and is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.  Their telephone number is (727) 289-0010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of May 31, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•

any director or executive officer of our company;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any promoters and control persons; and

•

any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Exchange Agreement

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

Expense Reimbursement

As of May 31, 2017, the Company owes Mr. Fewer $46,087 for loans, general and administrative expenses and travel expenses paid on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.  As of May 31, 2017, the Company owes the wife of Mr. Fewer $4,000 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

Shareholder Loans

During the fiscal year ended May 31, 2015, the Company received loans of $53,325 from two shareholders.  As of May 31, 2017, the balance of these loans was $33,325.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective September 21, 2015, PLS CPA, a professional corporation, ("PLS) resigned as our independent registered public accounting firm.  On September 25, 2015 the we engaged Turner, Stone & Company, LLP (“Turner Stone”) as our new independent registered public accounting firm.  The following table sets forth the fees billed to the Company for professional services rendered by PLS and Turner Stone, respectively, for each of the years ended May 31, 2017 and 2016:

	Turner Stone		PLS
Services	2017	2016	2017	2016
Audit fees	$28,250	$9,000	$-	$10,000
Audit related fees	-	-	-	-
Tax fees	-	-	-	-
All other fees	-	-	-	-
Total fees	$28,250	$9,000	$-	$10,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended May 31, 2017 and 2016 were for professional services rendered by Turner Stone and PLS for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

We did not use Turner Stone or PLS for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.

Tax and Other Fees

The aggregate tax and other fees billed for the fiscal years ended May 31, 2017 and 2016 were for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement dated September 9, 2013, by and between the Company and Joseph Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.2	Asset Purchase Agreement dated September 9, 2013, by and among the Company and Stephen Moseley (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.3	Form of Exchange Agreement dated July 18, 2016 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2016)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010)
3.3*	Amendment to Articles of Incorporation
(10)	Material Contracts
10.1	Easement Agreement, dated September 9, 2013, by and among the Company, Joseph Fewer and Denise Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014).
10.2	Consulting Agreement dated September 9, 2013, by and between the Company and Joseph Fewer.
10.3	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Stephen Mosely (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
10.4	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Helen Keenan (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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
Date: August 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Grant Walsh
Grant Walsh
Chairman of the Board of Directors
Date: August 28, 2017

By: /s/ Richard Kamolvathin
Richard Kamolvathin
Director
Date: August 28, 2017

By: /s/ William Gerald Platt
William Gerald Platt
Director
Date: August 28, 2017

By: /s/ Brian Yale
Brian Yale
Director
Date: August 28, 2017

By: /s/ David E. Colburn
David E. Colburn
Director
Date: August 28, 2017

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROGENESIS, INC.

FINANCIAL STATEMENTS AS OF MAY 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

GroGenesis, Inc.

We have audited the accompanying consolidated balance sheets of GroGenesis, Inc. (the Company) as of May 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GroGenesis, Inc. as of May 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

August 28, 2017

GROGENESIS, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2017	May 31, 2016

ASSETS

Current Assets
Cash	$1,513	$12,387
Accounts receivable, net	-	15,191
Prepaid expenses	12,406	33,835
Advances to related parties	3,158	990
Inventory	4,417	5,989
Total Current Assets	21,494	68,392

Property, plant and equipment - net	21,341	124,535
	21,341	124,535

Total Assets	$42,835	$192,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$258,390	$130,952
Current portion of long-term debt	3,383	3,210
Related party payables	177,544	205,734
Deferred revenue	8,652	12,375
Advance	-	21,750
Total Current Liabilities	447,969	374,021

Long-term debt, less current portion	2,181	5,564

Commitments and contingencies (Note 9)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value; 99,303,178 and 88,543,571 shares issued and outstanding as of May 31, 2017 and 2016, respectively	99,303	88,544
Common stock subscribed	35,000	34,960
Additional paid-in capital	4,559,462	2,614,522
Accumulated deficit	(4,990,375)	(2,924,684)
Less cost of common stock in treasury; 5,500,000 and 0 shares	(94,926)	-
Total GroGenesis, Inc. Stockholders’ Deficit	(391,536)	(186,658)
Non-controlling interest	(15,779)	-
Total Stockholders' Deficit	(407,315)	(186,658)
Total Liabilities and Stockholders’ Deficit	$42,835	$192,927

The accompanying notes are an integral part of these audited consolidated financial statements.

GROGENESIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended May 31,
	2017	2016

Revenue	$-	$14,611
Cost of revenues	-	15,804

Gross Profit (Loss)	-	(1,193)

Operating expenses

Consulting fees	1,766,011	551,636
Depreciation	12,092	32,578
General and administrative	108,641	109,254
Impairment loss on intangible assets	-	40,260
Transfer agent and filing fees	12,665	14,522
Professional fees	212,999	93,754

Total Operating Expenses	2,112,408	842,004

Loss from Operations	(2,112,408)	(843,197)

Other income (expense)

Gain on settlement of debt	34,125	42,017
Interest expense	(3,187)	(419)
	30,938	41,598

Net loss	(2,081,470)	(801,599)

Net loss attributable to non-controlling interest	15,779	-

Net loss attributable to GroGenesis, Inc.	$(2,065,691)	$(801,599)

Net loss attributable to GroGenesis, Inc. per share - basic	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	94,261,430	83,278,856

The accompanying notes are an integral part of these audited consolidated financial statements.

GROGENESIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Treasury	Non-controlling Interest in
	Number	Par Value	Subscribed	Capital	Deficit	Stock	Subsidiary	Total

Balance, May 31, 2015	81,565,000	$81,565	$255,000	$1,652,715	$(2,123,085)	$-	$-	$(133,805)

Common stock issued for cash	3,978,571	3,979	(255,000)	761,021	–	–	–	510,000

Share subscriptions	–	–	34,960	–	–	–	–	34,960

Common stock issued for services	3,000,000	3,000	–	200,786	–	–	–	203,786

Net loss	–	–	–	–	(801,599)	–	–	(801,599)

Balance, May 31, 2016	88,543,571	$88,544	$34,960	$2,614,522	$(2,924,684)	$-	$-	$(186,658)

Common stock issued for cash	5,659,607	5,659	(34,960)	560,301	–	–	–	531,000

Share subscriptions	–	–	35,000	–	–	–	–	35,000

Common stock issued for services	5,100,000	5,100	–	1,082,274	–	–	–	1,087,374

Stock option compensation	–	–	–	302,365	–	–	–	302,365

5,500,000 common shares returned to the treasury	–	–	–	–	–	(94,926)	–	(94,926)

Non-controlling interest in subsidiary	–	–	–	–	–	–	(15,779)	(15,779)

Net loss attributable to GroGenesis, Inc.	–	–	–	–	(2,065,691)	–	–	(2,065,691)

Balance, May 31, 2017	99,303,178	$99,303	$35,000	$4,559,462	$(4,990,375)	$(94,926)	$(15,779)	$(407,315)

The accompanying notes are an integral part of these audited consolidated financial statements.

GROGENESIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2017	2016

Cash Flows Used in Operating Activities:
Net loss	$(2,081,470)	$(801,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,092	32,578
Common shares issued for services	1,087,374	203,786
Stock options issued for services	302,365	-
Impairment of intangible assets	-	40,260
Gain on settlement of debt	(34,125)	(42,017)
Changes in operating assets and liabilities:
Accounts receivable	15,191	(12,716)
Prepaid expenses	21,429	(13,335)
Advances to related parties	(2,168)	(990)
Inventory	1,572	16,244
Accounts payable and accrued liabilities	127,438	13,404
Related party payables	(28,190)	55,191
Deferred revenue	8,652	-

Net Cash Used in Operating Activities	(569,840)	(509,194)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(3,824)	(23,577)

Net Cash Used in Investing Activities	(3,824)	(23,577)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	531,000	510,000
Proceeds from share subscriptions	35,000	34,960
Payments for note payable	(3,210)	(456)

Net Cash Provided by Financing Activities	562,790	544,504

Increase (decrease) in cash	(10,874)	11,733

Cash - Beginning of Period	12,387	654
Cash - End of Period	$1,513	$12,387

Supplementary Cash Flow Information:
Interest paid	$1,016	$204
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Note payable for vehicle financing	$-	$9,230
Treasury stock exchanged for property and equipment	$94,926	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GROGENESIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS

GroGenesis, Inc. (the "Company") was incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc.  On October 18, 2013, the Company amended its articles of incorporation in order to change its name to GroGenesis, Inc. and to affect a forward split of its issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.001.  On September 9, 2013, the Company entered into an asset purchase agreement with Joseph Fewer and Stephen Moseley, whereby it agreed to acquire all rights, title, and interest in and to the assets relating to its initial product, AgraBurst™, (the “APA”).  In consideration of Joseph Fewer selling the intellectual property comprising AgraBurst™ to the Company, including the technology described in the United States provisional patent application number 61/897,584 - "Composition and Method for Enhancing Plant Growth", as well as all related assets necessary for operating a plant growth enhancement product manufacture and sales business as a going concern, the Company issued to Mr. Fewer 12,500,000 post forward-split common shares.  The APA also required that the Company complete a forward split of its common stock such that 25 new shares of common stock are exchanged for each currently issued share of common stock outstanding, and that 74,000,000 shares of post-forward-split common stock held by the Company’s former president be returned to treasury.  The Company completed this forward-split on November 1, 2013.

Nature of the Business

The Company is a sustainable agricultural services enterprise offering food growers and turf producers an organic, nano-surfactant that enhances soil and crop health.  Its flagship product, AgraBurst PRO™, is a proprietary, all-natural, non-GMO agricultural input which improves the ability of the plant (crop, turf, tree, vine etc.) to enhance the efficient access of added nutrients incorporated in fertilizers, resulting in less fertilizer needed as well as improved water retention in soil.  By optimizing the plant's uptake of applied pest and weed controls and fertilizers, producers can minimize other input costs while reducing the health risk to farm workers due to its non-toxic properties.  AgraBurst PRO™ (the “Product”) is formulated for organic and non-GMO producers and those food growers seeking to convert to non-GMO and organic food production.  The Company believes the application of the Product can begin the process of improving the health of the soil while reducing the use of conventional chemical agricultural inputs.  Its strategy is to capitalize on the convergence of consumer demand, retailer demand/compliance and legislative drive toward environmental responsibility.

The Company incorporated a 51% owned subsidiary, American Water Sanitation, LLC, on October 21, 2016 with the state of South Dakota.

Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $4,990,375 as of May 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or the private placement of common stock.  There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company.

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

Accounts Receivable

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances.  As of May 31, 2017 and 2016, the Company recorded an allowance of $0 and $1,150, respectively.

Inventory

Inventory is stated at the lower of cost or market under the first-in, first out (FIFO) valuation method.  At May 31, 2017 and 2016, inventory consists of finished goods and raw materials.

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

The Company had 11,870,000 and 3,599,607 potentially dilutive shares from the outstanding common stock warrants as of May 31, 2017 and 2016, respectively, and had 2,880,000 and zero potentially dilutive shares from outstanding stock options as of May 31, 2017 and 2016, respectively

Financial Instruments

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

Property and Equipment

Property and equipment consists of computer equipment and vehicles, and is recorded at cost, less accumulated depreciation.  Property and equipment is amortized on a straight-line basis over its estimated life of 3 years.

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.  During the years ended May 31, 2017 and 2016, the Company recognized an impairment charge of $0 and $40,260, respectively for intangible assets.

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of May 31, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Income Taxes” as of its inception.  Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	May 31, 2017	May 31, 2016
Computer equipment	$17,456	$13,631
Vehicle	19,176	19,176
Trade show booth	--	45,000
Manufacturing facility	--	124,529
	36,632	202,336
Less: accumulated depreciation	(15,291)	(77,801)
	$21,341	$124,535

Depreciation expense was $12,092 and $32,578 for the years ended May 31, 2017 and 2016, respectively.

On July 11, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,925 for the return of 5,000,000 shares of the Company’s common stock (see Note 6, 7).   The Company currently outsources its product manufacturing to third parties.

NOTE 4 - INTANGIBLE ASSETS

On September 30, 2014, the Company entered into an asset purchase agreement (Note 9) whereby the Company issued 12,500,000 shares of restricted common stock in exchange for intellectual property and related assets necessary for operating a plant surfactant manufacture and sale business.  The fair value of the 12,500,000 shares of common stock of $1,342,101 was recorded as intangible assets.  On May 31, 2014, the Company performed an impairment test on the intellectual property.  The Company recorded an impairment of $1,107,101, leaving a carrying balance of $235,000 as of May 31, 2014.  On May 31, 2016 and 2015, the Company performed impairment tests on the remaining balance of intellectual property and recorded impairment of $40,260 and $201,000, respectively, leaving a carrying balance of $0 as of May 31, 2016.

The following represents changes in gross carrying amount of intangibles as of May 31, 2017 and 2016:

	Trademark	Patent	Intellectual Property	Total

Cost:
Balance, May 31, 2016	$1,130	$5,130	$1,342,101	$1,348,361
Additions	--	--	--	--
Balance, May 31, 2017	$1,130	$5,130	$1,342,101	$1,348,361

Accumulated amortization and impairment:
Balance, May 31, 2016	$1,130	$5,130	$1,342,101	$1,348,361
Additions	--	--	--	--
Impairment	--	--	--	--
Balance, May 31, 2017	$1,130	$5,130	$1,342,101	$1,348,361

Carrying amounts:
Balance, May 31, 2016	--	--	--	--
Balance, May 31, 2017	$--	$--	$--	$--

NOTE 5 - ADVANCE

As of May 31, 2017 and 2016, the Company owed $0 and $21,750, respectively to an associate of the Company’s management.  The advance was unsecured, payable on demand and non-interest bearing.   The Company determined the debt was no longer due as of May 31, 2017 and recorded a gain on settlement of debt for the full $21,750.

NOTE 6 - RELATED PARTIES

As of May 31, 2017, the Company owes a former COO of the Company $46,417, which is unsecured, non-interest bearing and due on demand. The former COO resigned as our Chief Operating Officer on September 17, 2015.

As of May 31, 2017, the Company owes a former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand. The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.

As of May 31, 2017, the Company owes the former President of the Company $46,082 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President. The amount includes a loan for $18,762 which bears interest at 8.0% and matures on May 26, 2017.  The note currently is in default and bears interest at the default interest rate of 15.0% beginning May 26, 2017.  Total accrued interest is $1,539 as of May 31, 2017.  The remaining amount due of $25,781 is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of May 31, 2017, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of May 31, 2017, the Company had loans of $33,325 from shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The Company has not yet formalized loan agreements for these loans.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock, which is included in the 5,500,000 aggregate shares returned.  In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock.  These 5,500,000 shares are reflected as treasury stock as of May 31, 2017.

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

In January of 2016, the Company issued a total of 1,600,000 shares of common stock to four of the Company’s directors for services valued at $0.055 per share.   The shares vested on December 31, 2016.

On March 4, 2016, the Company completed a private placement consisting of 1,400,000 units at a price of $0.10 per share for total proceeds of $140,000.  Each unit consists of one share of our common stock and one warrant to purchase one share of common stock.  The warrants have an exercise price of $0.20 and have a one-year term.

From August through September 2016, the Company completed private placements consisting of 2,249,607 units at a price of $0.10 per share for total proceeds of $224,960, of which $34,960 was received prior to May 31, 2016 and is recorded as common stock subscribed as of May 31, 2016. Each unit consisted of one share of our common stock and one or three warrants to purchase one share of common stock.  The warrants have exercise prices ranging from $0.15 to $0.20 and have terms ranging from one to three years.

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units include 350,000 units not yet issued as of this filing date that are reflected as common stock subscribed totaling $35,000.

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

On November 9, 2016, the Company issued 2,200,000 shares to consultants for services with a fair value of $440,000. The shares vested immediately.

On November 9, 2016, the Company issued 1,900,000 shares to officers and directors for services with a fair value of $380,000. The shares vested immediately.

During the fiscal year ended May 31, 2017, the Company recognized $116,374 in compensation expense related to common shares previously issued to four directors. All shares fully vested on December 31, 2016.

During the fiscal year ended May 31, 2017, the Company recognized $302,365 in compensation expense related to stock options issued to directors and consultants. A total of 14,400,000 options were granted on November 9, 2016 and vest 20% (2,880,000 options) on each of December 1, 2016, December 1, 2017, December 1, 2018, December 1, 2019 and December 1, 2020. The options have an exercise price of $0.17 and have a 10-year term.  The Company valued the options using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, years to maturity of 6 years, risk free rates of 2.09 percent, and annualized volatility of 241%.  Total unrecognized expense was $2,138,270 as of May 31, 2017.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Rescission Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock. In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock.  These 5,500,000 shares are reflected as treasury stock as of May 31, 2017.

NOTE 8 - WARRANTS

As of May 31, 2017, there were 11,870,000 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.92 years and a weighted average exercise price of $0.194 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of May 31, 2017.

Whole share purchase warrants outstanding at May 31, 2017 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, May 31, 2015	--	$--
Issued	3,599,607	0.303
Expired	--	--
Exercised	--	--
Outstanding, May 31, 2016	3,599,607	$0.303
Issued	10,020,000	0.156
Expired	(1,749,607)	0.200
Exercised	--	--
Outstanding, May 31, 2017	11,870,000	$0.194
Exercisable, May 31, 2017	11,870,000	$0.194

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the fiscal year ended May 31, 2017 and 2016, the Company recognized $2,100 and $8,400, respectively, as rent expense, leaving a balance of $0 remaining as a prepaid expense as of May 31, 2017.

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

NOTE 10 - INCOME TAXES

As of May 31, 2017, the Company had net operating loss carryforwards of approximately $4,000,000 available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	For the Year Ended May 31, 2017	For the Year Ended May 31, 2016

Net loss	$2,065,691	$801,599
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	702,000	273,000
Non-deductible stock-based compensation	(369,000)	--
Change in valuation allowance	(333,000)	(273,000)
Net refundable amount	$--	$--

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	May 31, 2017	May 31, 2016

Deferred tax asset attributed to:
Net operating losses	$1,327,000	$994,000
Less, valuation allowance	(1,327,000)	(994,000)
Net deferred tax assets	$--	$--

The Company has provided a valuation allowance against its deferred tax assets given that there is substantial uncertainty as the Company’s ability to realize future tax benefits through utilization of operating loss carryforwards.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.