Form 10-Q
period 2017-08-31
GroGenesis, Inc.
filed 2017-10-16
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of October 16, 2017, there were 99,303,178 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROGENESIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2017	May 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$88,725	$1,513
Accounts receivable, net	55,194	-
Prepaid expenses	22,347	12,406
Advances to related parties	-	3,158
Inventory	5,171	4,417
Total Current Assets	171,437	21,494

Property, plant and equipment - net	17,690	21,341
	17,690	21,341

Total Assets	$189,127	$42,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$346,225	$258,390
Current portion of long-term debt	-	3,383
Related party payables	129,173	177,544
Deferred revenue	-	8,652
Total Current Liabilities	475,398	447,969

Long-term debt, less current portion	-	2,181

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value; 99,303,178 and 99,303,178 shares issued and outstanding as of August 31, 2017 and May 31, 2017, respectively	99,303	99,303
Common stock subscribed	486,822	35,000
Additional paid-in capital	4,559,462	4,559,462
Accumulated deficit	(5,311,425)	(4,990,375)
Less cost of common stock in treasury; 5,500,000 shares	(94,926)	(94,926)
Total GroGenesis, Inc. Stockholders’ Deficit	(260,764)	(391,536)
Non-controlling interest	(25,507)	(15,779)
Total Stockholders' Deficit	(286,271)	(407,315)
Total Liabilities and Stockholders’ Deficit	$189,127	$42,835

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016

Revenue	$62,586	$-
Cost of revenues	40,622	-

Gross Profit	21,964	-

Operating expenses

Consulting fees	115,791	292,064
Depreciation	2,470	3,722
General and administrative	122,462	35,362
Transfer agent and filing fees	11,085	2,701
Professional fees	96,084	103,279

Total Operating Expenses	347,892	437,128

Loss from Operations	(325,928)	(437,128)

Other income (expense)

Loss on disposal of fixed assets	(4,025)	-
Interest expense	(825)	(805)
	(4,850)	(805)

Net loss	(330,778)	(437,933)

Net loss attributable to non-controlling interest	(9,728)	-

Net loss attributable to GroGenesis, Inc.	$(321,050)	$(437,933)

Net loss attributable to GroGenesis, Inc. per share - basic	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	99,303,178	86,866,842

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Treasury	Non-controlling Interest in
	Number	Par Value	Subscribed	Capital	Deficit	Stock	Subsidiary	Total

Balance, May 31, 2017	99,303,178	$99,303	$35,000	$4,559,462	$(4,990,375)	$(94,926)	$(15,779)	$(407,315)

Share subscriptions	–	–	451,822	–	–	–	–	451,822

Non-controlling interest in subsidiary	–	–	–	–	–	–	(9,728)	(9,728)

Net loss attributable to GroGenesis, Inc.	–	–	–	–	(321,050)	–	–	(321,050)

Balance, August 31, 2017	99,303,178	$99,303	$486,822	$4,559,462	$(5,311,425)	$(94,926)	$(25,507)	$(286,271)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016

Cash Flows Used in Operating Activities:

Net loss	$(330,778)	$(437,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,470	3,722
Common shares issued for services	-	210,273
Loss on disposal of fixed assets	4,025	-
Changes in operating assets and liabilities:
Accounts receivable	(55,194)	7,568
Prepaid expenses	(9,941)	10,594
Advances to related parties	3,158	-
Inventory	(754)	161
Accounts payable and accrued liabilities	87,835	92,813
Related party payables	(48,371)	(24,060)
Deferred revenue	(8,652)	-

Net Cash Used in Operating Activities	(356,202)	(136,862)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(7,874)	-

Net Cash Used in Investing Activities	(7,874)	-

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	-	140,000
Proceeds from share subscriptions	451,822	25,000
Payments for note payable	(534)	(941)

Net Cash Provided by Financing Activities	451,288	164,059

Increase in cash	87,212	27,197

Cash - Beginning of Period	1,513	12,387
Cash - End of Period	$88,725	$39,584

Supplementary Cash Flow Information:
Interest paid	$170	$359
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Treasury stock exchanged for property and equipment	$-	$94,926

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

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

The Company incorporated a 51% owned subsidiary, American Water Sanitation, LLC, on October 21, 2016 with the state of South Dakota.  All intercompany transactions have been eliminated in consolidation.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 2017 (including the notes thereto) set forth on Form 10-K.  The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Significant Accounting Policies

For reference to a complete list of significant accounting policies, these consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2017 (including the notes thereto) set forth on Form 10-K.

During the three months ended August 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT LIQUIDITY PLANS

As of August 31, 2017, the Company had an accumulated deficit of approximately $5,311,425. For the three months ended August 31, 2017 and 2016, the Company incurred operating losses of $325,928 and $437,128 respectively, and used cash in operating activities of $356,202 and $136,862, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	August 31, 2017	May 31, 2017

Computer equipment	$25,331	$17,456
Vehicle	--	19,176
	25,331	36,632
Less: accumulated depreciation	(7,641)	(15,291)
	$17,690	$21,341

Depreciation expense was $2,470 and $3,722 for the three months ended August 31, 2017 and 2016, respectively.

On July 11, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock (see Note 4, 5). The Company currently outsources its product manufacturing to third parties.

NOTE 4 - RELATED PARTIES

As of August 31, 2017, the Company owes a former COO of the Company $46,417, which is unsecured, non-interest bearing and due on demand. The former COO resigned as our Chief Operating Officer on September 17, 2015.

As of August 31, 2017, the Company owes a former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand. The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.

As of August 31, 2017, the Company owes the former President of the Company $46,791 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President. The amount includes a loan for $18,762 which bears interest at 8.0% and matured on May 26, 2017.  The note currently is in default and bears interest at the default interest rate of 15.0% beginning May 26, 2017.  Total accrued interest is $2,249 as of August 31, 2017.  The remaining amount due of $25,781 is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of August 31, 2017, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company. The amount is unsecured, non-interest bearing and due on demand.

As of August 31, 2017, the Company had loans of $10,825 from shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The Company has not yet formalized loan agreements for these loans.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock, which is included in the 5,500,000 aggregate shares returned.  In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock.  These 5,500,000 shares are reflected as treasury stock as of August 31, 2017 and May 31, 2017.

NOTE 5 - CAPITAL STOCK

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

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units include 350,000 units not yet issued as of this filing date that are reflected as common stock subscribed totaling $35,000 as of August 31, and May 31, 2017.

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

From June 2017 through August 2017, the Company completed private placements consisting of 4,518,222 units at a price of $0.10 per share for total proceeds of $451,822.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units have not yet been issued as of this filing date and are reflected as common stock subscribed, totaling $451,822 as of August 31, 2017.

NOTE 6 - WARRANTS

As of August 31, 2017, there were 10,220,000 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 1.95 years and a weighted average exercise price of $0.182 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of August 31, 2017.

Whole share purchase warrants outstanding at August 31, 2017 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share

Outstanding, May 31, 2016	3,599,607	$0.303
Issued	10,020,000	0.156
Expired	(1,749,607)	0.200
Exercised	--	--
Outstanding, May 31, 2017	11,870,000	$0.194
Issued	--	--
Expired	(1,650,000)	0.273
Exercised	--	--
Outstanding, August 31, 2017	10,220,000	$0.182

Exercisable, August 31, 2017	10,220,000	$0.182

NOTE 7 - COMMITMENTS

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years. In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the periods ended August 31, 2017 and 2016, the Company recognized $0 and $2,100, respectively, as rent expense, leaving a balance of $0 remaining as a prepaid expense as of August 31, 2017.

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

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in these financial statements or disclosure in the notes to these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 28, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this quarterly report and unless otherwise indicated, the terms “we,” “us,” “our,” “GroGenesis” or the “Company” refer to GroGenesis, Inc. and its wholly-owned Subsidiary, American Water Sanitation, LLC (“AWS”).  Unless otherwise specified, all dollar amounts are expressed in United States dollars.  Our common stock is currently listed on the OTC Market, Pink Tier, under the symbol “GROG.”

Business Description and Corporate Overview

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

AgraBurst PRO™ is a specialized proprietary, premium organic, nano-surfactant, non-ionic (neutral charge) formulation of high quality food-grade ingredients with beneficial soil health and plant stimulant properties with significant potential to increase yields.  It acts as an environmentally-safe additive to producers' spray solution that enhances delivery and absorption activity in both soil and plant tissue by reducing the surface tension between the spray droplet and leaf surface, creating an adhesive liquid bond.  The spray droplets spread across the leaf surface thereby increasing the coverage area and plant exposure, resulting in the spray droplets sticking to the leaf surface where absorption is maximized instead of running off the leaf surface.  The Product enables the spray droplet to penetrate the leaf’s surface barrier (a waxy layer known as the “cuticle”) to improve absorption into the plant’s tissue and more effectively deliver the most efficient and recognizable form of nutrient, fertilizer and microbiology solutions.  The Product creates a Cationic Exchange Capacity (CEC) substrate, so that positively charged nutrients are held within the soil and not leached away and reducing the amount of fertilizer needed.

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

We were incorporated pursuant to the laws of Nevada on May 19, 2010 under the name Lisboa Leisure, Inc. On October 18, 2013, we amended our articles of incorporation in order to change our name to GroGenesis, Inc. and to affect a forward split of our issued and outstanding shares of common stock such that every one share of common stock issued and outstanding prior to the split be exchanged for 25 post-split shares of common stock and that the Company's post-forward split authorized capital consisted of 200,000,000 shares of common stock with a par value of $0.001.  On November 1, 2013, we completed a forward split of our common stock such that 25 new shares of common stock were exchanged for each then currently issued share of common stock outstanding.

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

Recent Corporate Events

On September 8, 2017, Tyler Mackay was removed from his position as Chief Operating Officer of GroGenesis, Inc., a Nevada corporation (the “Company”).  The removal was a result of the Company desiring to pursue the next phase of its business plan and expand its management team in order to achieve its corporate goals.  On September 8, 2017, Michael Samp, age 46, was appointed as Chief Operating Officer of the Company.

Michael Samp, age 46, has been engaged in the development and growth of businesses on the Northern Plains for more than 25 years in the areas of business development, government relations, business operations and corporate finance.  Previous to his appointment as Chief Operating Officer of GroGenesis, Inc., Mr. Samp has been a consultant to GroGenesis, Inc. in the area of general management and operations since September 2015.  From November 2013 to May 2017, Mr. Samp served as Director of Business Operations for TNT Hospitality Group, leading business and operations of the 14 revenue centers of the $15M enterprise.  Prior to that, from November 2008 to November 2013, Mr. Samp served in management with Wal-Mart/Sam’s Club.  A former White House intern, Mr. Samp has consulted at executive level operations positions for 15 Super Bowls for the National Football League, was the project director for Ford Motor Company’s 100th Anniversary, and has worked with numerous Fortune 500 companies.  He was appointed in November of 2015 by South Dakota Governor Dennis Daugaard to serve as a member of The USS South Dakota (SSN790) Commissioning Committee.  Mr. Samp is an alumnus of Augustana University, a graduate of the University of South Dakota and completed his course work for his Master’s in Business (ABD) at the University of Sioux Falls.

Results of Operations

Comparison of the Three Months Ended August 31, 2017 to the Three Months Ended August 31, 2016

Revenue

We had revenues of $62,586 for the three months ended August 31, 2017, as compared to revenues of $0 for the same period in 2016.  Revenue increased by $62,586 as a result of intial sales of our AgraBurst PRO™.

Operating Expenses

Our expenses for the three months ended August 31, 2017 are summarized as follows in comparison to our expenses for the fiscal year ended May 31, 2016:

	Three Months Ended August 31,
	2017	2016

Consulting fees	$115,791	$292,064
Depreciation	2,470	3,722
General and administrative expenses	122,462	35,362
Transfer agent and filing fees	11,085	2,701
Professional fees	96,084	103,279
Total Operating Expenses	$347,892	$437,128

Operating expenses decreased $89,236 from the three months ended August 31, 2016 compared to the three months ended August 31, 2017, an decrease of 20%.  The primary reason is a $176,273 decrease in consulting fees for the three months ended August 31, 2017, which includes a decrease of $210,273 in stock-based compensation.  General and administrative expenses increased $87,100 due primarily to increased travel and travel relate expenses during the three months ended August 31, 2017.

Other Income and Expense

Other income and expense for the three months ended August 31, 2017 and 2016 are summarized as follows:

	Three Months Ended August 31,
	2017	2016
Loss on disposal of fixed assets	$(4,025)	$-
Interest expense	(825)	(805)
Total Expenses	$(4,850)	$(805)

Our loss on dispoal of fixed assets of $4,025 was a result of the disposal of a vehicle during the three months ended August 31, 2017.

Liquidity and Capital Resources

As of August 31, 2017, we had cash on hand of $88,725 and a working capital deficiency of $303,961 as compared to cash equivalents on hand of $1,513 and a working capital deficiency of $426,475 as of May 31, 2017. The decrease in working capital deficiency is mainly due to a decrease in net loss, an increase in accounts receivable, and a decrease in related party payables for the three months ended August 31, 2017.

Private Placement Offerings

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000. Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock. The warrants have an exercise price of $0.15 and have a three-year term. These units include 350,000 units not yet issued as of this filing date that are reflected as common stock subscribed totaling $35,000 as of May 31, 2017.

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

From June 2017 through August 2017, the Company completed private placements consisting of 4,518,222 units at a price of $0.10 per share for total proceeds of $451,822. Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock. The warrants have an exercise price of $0.15 and have a three-year term.  These units have not yet been issued as of this filing date that are reflected as common stock subscribed totaling $451,822 as of August 31, 2017.

Going Concern

The audited financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. We have accumulated losses through the period to August 31, 2017 of approximately $5 million as well as negative cash flows from operating activities.  Presently, we do not have sufficient cash resources to meet our plans in the twelve months following August 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern.

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

Working Capital Deficiency

	August 31,	May 31,
	2017	2017
Current assets	$171,437	$21,494
Current liabilities	475,398	447,969
Working capital deficiency	$303,961	$426,475

The increase in current assets is mainly due to an increase of cash, accounts receivable and prepaid expenses. The increase in current liabilities is primarily due to increase in accounts payable and accrued expenses. Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Three Months Ended August 31,
	2017	2016
Net cash used in operating activities	$(356,202)	$(136,862)
Net cash used in investing activities	(7,874)	-
Net cash provided by financing activities	451,288	164,059
Increase (decrease) in cash	$87,212	$27,197

The increase in net cash used in operating activities in the three months ended August 31, 2017, as compared to the previous year is due primarily to an increase in cash-basis operating expenses.  The increase in cash used in investing activities is due to purchases of computer equipment during the three months ended August 31, 2017.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of common stock subscriptions.

Future Financing

Given our cash position of $88,725 as of August 31, 2017, management believes that our cash on hand and working capital are not insufficient to meet our current anticipated cash requirements.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, not including the cash flow impact of any increases in our sales, we estimate that will need to raise an additional $1,000,000 to cover all of our operational expenses through the balance of this fiscal year ended May 31, 2018.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.

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

Recently Adopted Accounting Pronouncements

For reference to a complete list of recently adopted accounting pronouncements, these consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 2017 (including the notes thereto) set forth on Form 10-K.

Newly Issued Accounting Pronouncements

For reference to a complete list of newly issued accounting pronouncements, these consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended May 31, 2017 (including the notes thereto) set forth on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of August 31, 2017, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended August 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From June 2017 through August 2017, the Company completed private placements consisting of 4,518,222 units at a price of $0.10 per share for total proceeds of $451,822.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units have not yet been issued as of this filing date that are reflected as common stock subscribed totaling $451,822 as of August 31, 2017.

This sale and issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company intends to use the proceeds of the sale for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement dated September 9, 2013, by and between the Company and Joseph Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.2	Asset Purchase Agreement dated September 9, 2013, by and among the Company and Stephen Moseley (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.3	Form of Exchange Agreement dated July 18, 2016 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2016)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Annual Report on form 10-K filed on August 28, 2017)
(10)	Material Contracts
10.1	Easement Agreement, dated September 9, 2013, by and among the Company, Joseph Fewer and Denise Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014).
10.2	Consulting Agreement dated September 9, 2013, by and between the Company and Joseph Fewer.
10.3	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Stephen Mosely (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
10.4	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Helen Keenan (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Date:  October 16, 2017