Form 10-Q
period 2017-11-30
GroGenesis, Inc.
filed 2018-01-16
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ¨  No [X].

As of January, 16, 2018, there were 105,046,400 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GROGENESIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2017	May 31, 2017
ASSETS	(Unaudited)

Current Assets
Cash	$64,012	$1,513
Accounts receivable, net	45,805	-
Prepaid expenses	30,507	12,406
Advances to related parties	-	3,158
Inventory	4,082	4,417
Total Current Assets	144,406	21,494

Property, plant and equipment - net	16,285	21,341
	16,285	21,341

Total Assets	$160,691	$42,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$367,765	$258,390
Current portion of long-term debt	-	3,383
Related party payables	130,516	177,544
Deferred revenue	-	8,652
Total Current Liabilities	498,281	447,969

Long-term debt, less current portion	-	2,181

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value; 105,121,400 and 99,303,178 shares issued and outstanding as of November 30, 2017 and May 31, 2017, respectively	105,121	99,303
Common stock subscribed	177,700	35,000
Additional paid-in capital	5,135,466	4,559,462
Accumulated deficit	(5,626,906)	(4,990,375)
Less cost of common stock in treasury; 5,500,000 shares	(94,926)	(94,926)
Total GroGenesis, Inc. Stockholders’ Deficit	(303,545)	(391,536)
Non-controlling interest	(34,045)	(15,779)
Total Stockholders' Deficit	(337,590)	(407,315)
Total Liabilities and Stockholders’ Deficit	$160,691	$42,835

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2017	2016	2017	2016

Revenue	$-	$-	$62,586	$-
Cost of revenues	-	-	40,622	-

Gross Profit	-	-	21,964	-

Operating expenses

Consulting fees	136,520	136,470	252,311	428,534
Depreciation	1,405	2,684	3,875	6,406
General and administrative	121,568	20,940	244,030	56,302
Transfer agent and filing fees	5,330	2,697	16,415	5,398
Professional fees	58,494	37,822	154,578	141,101

Total Operating Expenses	323,317	200,613	671,209	637,741

Loss from Operations	(323,317)	(200,613)	(649,245)	(637,741)

Other income (expense)

Loss on disposal of fixed assets	-	-	(4,025)	-
Interest expense	(702)	(1,201)	(1,527)	(2,006)
	(702)	(1,201)	(5,552)	(2,006)

Net loss	(324,019)	(201,814)	(654,797)	(639,747)

Net loss attributable to non-controlling interest	8,538	-	18,266	-

Net loss attributable to GroGenesis, Inc.	$(315,481)	$(201,814)	$(636,531)	$(639,747)

Net loss attributable to GroGenesis, Inc. per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	101,478,875	91,562,409	100,385,082	84,374,362

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Treasury	Non-controlling Interest in
	Number	Par Value	Subscribed	Capital	Deficit	Stock	Subsidiary	Total

Balance, May 31, 2017	99,303,178	$99,303	$35,000	$4,559,462	$(4,990,375)	$(94,926)	$(15,779)	$(407,315)

Common stock issued for cash	5,818,222	5,818	-	576,004	-	-	-	581,822

Share subscriptions	-	-	142,700	-	-	-	-	142,700

Common stock issued for services	-	-	-	-	-	-	-	-

Stock option compensation	-	-	-	-	-	-	-	-

Non-controlling interest in subsidiary	-	-	-	-	-	-	(18,266)	(18,266)

Net loss attributable to GroGenesis, Inc.	-	-	-	-	(636,531)	-	-	(636,531)

Balance, November 30, 2017	105,121,400	$105,121	$177,700	$5,135,466	$(5,626,906)	$(94,926)	$(34,045)	$(337,590)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2017	2016

Cash Flows Used in Operating Activities:
Net loss	$(654,797)	$(639,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,875	6,406
Common shares issued for services	-	254,814
Loss on disposal of fixed assets	4,025	-
Changes in operating assets and liabilities:
Accounts receivable	(45,805)	7,568
Prepaid expenses	(18,101)	19,937
Advances to related parties	3,158	(2,168)
Inventory	335	220
Accounts payable and accrued liabilities	109,375	55,213
Related party payables	(47,028)	9,310
Deferred revenue	(8,652)	-

Net Cash Used in Operating Activities	(653,615)	(288,447)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(7,874)	-

Net Cash Used in Investing Activities	(7,874)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	581,822	190,000
Proceeds from share subscriptions	142,700	130,000
Payments for note payable	(534)	(1,673)

Net Cash Provided by Financing Activities	723,988	318,327

Increase in cash	62,499	29,880

Cash - Beginning of Period	1,513	12,387
Cash - End of Period	$64,012	$42,267

Supplementary Cash Flow Information:
Interest paid	$116	$602
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Treasury stock exchanged for property and equipment	$-	$94,926

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

During the six months ended November 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT LIQUIDITY PLANS

As of November 30, 2017, the Company had an accumulated deficit of approximately $5.6 million.  For the six months ended November 30, 2017 and 2016, the Company incurred operating losses of $649,245 and $637,741 respectively, and used cash in operating activities of $653,615 and $288,447, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow.  If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations.  There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	November 30, 2017	May 31, 2017

Computer equipment	$25,331	$17,456
Vehicle	--	19,176
	25,331	36,632
Less: accumulated depreciation	(9,046)	(15,291)
	$16,285	$21,341

Depreciation expense was $3,875 and $6,406 for the six months ended November 30, 2017 and 2016, respectively.

On July 11, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,925 for the return of 5,000,000 shares of the Company’s common stock (see Note 4, 5).   The Company currently outsources its product manufacturing to third parties.

NOTE 4 - RELATED PARTIES

As of November 30, 2017, the Company owes a former COO of the Company $46,417, which is unsecured, non-interest bearing and due on demand. The former COO resigned as our Chief Operating Officer on September 17, 2015.

As of November 30, 2017, the Company owes a former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand. The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.

As of November 30, 2017, the Company owes the former President of the Company $47,493 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President. The amount includes a loan for $18,762 which bears interest at 8.0% and matured on May 26, 2017.  The note currently is in default and bears interest at the default interest rate of 15.0% beginning May 26, 2017.  Total accrued interest is $2,950 as of November 30, 2017.  The remaining amount due of $25,781 is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of November 30, 2017, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company.  The amount is unsecured, non-interest bearing and due on demand.

As of November 30, 2017, the Company had loans of $12,166 from shareholders.  These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The Company has not yet formalized loan agreements for these loans.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock, which is included in the 5,500,000 aggregate shares returned.  In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock.  These 5,500,000 shares are reflected as treasury stock as of November 30, 2017 and May 31, 2017.

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

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units include 350,000 units issued during the six months ended November 30, 2017.

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

From June 2017 through November 2017, the Company completed private placements consisting of 5,818,222 units at prices ranging from $0.10 to $0.15 per share for total proceeds of $581,822.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  Additionally, 1,334,666 subscribed units have not yet been issued as of this filing date and are reflected as common stock subscribed totaling $142,700 as of November 30, 2017.

NOTE 6 - WARRANTS

As of November 30, 2017, there were 19,656,444 whole share purchase warrants outstanding and exercisable. The warrants have a weighted average remaining life of 2.37 years and a weighted average exercise price of $0.150 per whole warrant for one common share. The warrants had an aggregate intrinsic value of $0 as of November 30, 2017.

Whole share purchase warrants outstanding at November 30, 2017 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, May 31, 2016	3,599,607	$0.303
Issued	10,020,000	0.156
Expired	(1,749,607)	0.200
Exercised	-	-
Outstanding, May 31, 2017	11,870,000	$0.194
Issued	10,936,444	0.150
Expired	(3,150,000)	0.317
Exercised	-	-
Outstanding, November 30, 2017	19,656,444	$0.150

Exercisable, November 30, 2017	19,656,444	$0.150

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years.  In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the six months ended November 30, 2017 and 2016, the Company recognized $0 and $2,100, respectively, as rent expense, leaving a balance of $0 remaining as a prepaid expense as of November 30, 2017.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2017 to the Three Months Ended November 30, 2016

Revenue

We had no revenues for the three months ended November 30, 2017 or 2016.

Operating Expenses

Our expenses for the three months ended November 30, 2017 and 2016 are summarized as follows:

	Three Months Ended November 30,
	2017	2016

Consulting fees	$136,520	$136,470
Depreciation	1,405	2,684
General and administrative expenses	121,568	20,940
Transfer agent and filing fees	5,330	2,697
Professional fees	58,494	37,822
Total Operating Expenses	$323,317	$200,613

Operating expenses increased $122,704 from the three months ended November 30, 2016 compared to the three months ended November 30, 2017, an increase of 61%.  The primary reason is a $100,628 increase in general and administrative expenses for the three months ended November 30, 2017, which includes an increase in travel expenses related to business development.

Other Income and Expense

Other income and expense for the three months ended November 30, 2017 and 2016 are summarized as follows:

	Three Months Ended November 30,
	2017	2016
Loss on disposal of fixed assets	-	-
Interest expense	(702)	(1,201)
Total Expenses	$(702)	$(1,201)

Comparison of the Six Months Ended November 30, 2017 to the Six Months Ended November 30, 2016

Revenue

We had revenues of $62,586 for the six months ended November 30, 2017, as compared to revenues of $0 for the same period in 2016.  Revenue increased by $62,586 as a result of initial sales of our AgraBurst PRO™.

Operating Expenses

Our expenses for the six months ended November 30, 2017 and 2016 are summarized as follows:

	Six Months Ended November 30,
	2017	2016

Consulting fees	$252,311	$428,534
Depreciation	3,875	6,406
General and administrative expenses	244,030	56,302
Transfer agent and filing fees	16,415	5,398
Professional fees	154,578	141,101
Total Operating Expenses	$671,209	$637,741

Operating expenses increased $33,468 from the six months ended November 30, 2017 compared to the six months ended November 30, 2016, an increase of 5%.  The primary reason is a $176,223 decrease in consulting fees for the six months ended November 30, 2017, which includes a decrease of $210,273 in stock-based compensation.  General and administrative expenses increased $187,728 due primarily to increased travel and travel related expenses related to business development during the six months ended November 30, 2017.

Other Income and Expense

Other income and expense for the three months ended November 30, 2017 and 2016 are summarized as follows:

	Six Months Ended November 30,
	2017	2016
Loss on disposal of fixed assets	(4,025)	-
Interest expense	(1,527)	(2,006)
Total Expenses	$(5,552)	$(2,006)

Our loss on disposal of fixed assets of $4,025 was a result of the disposal of a vehicle during the six months ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2017, we had cash on hand of $64,012 and a working capital deficiency of $353,875 as compared to cash equivalents on hand of $1,513 and a working capital deficiency of $426,475 as of May 31, 2017.  The decrease in working capital deficiency is mainly due to a decrease in net loss, an increase in accounts receivable, and a decrease in related party payables for the three months ended November 30, 2017.

Private Placement Offerings

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  These units include 350,000 units issued during the six months ended November 30, 2017.

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

From June 2017 through November 2017, the Company completed private placements consisting of 5,818,222 units at prices ranging $0.10 to $0.15 per share for total proceeds of $581,822.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  Additionally, 1,334,666 subscribed units have not yet been issued as of this filing date and are reflected as common stock subscribed totaling $142,700 as of November 30, 2017.

Going Concern

The audited financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  We have accumulated losses through the period to November 30, 2017 of approximately $5.6 million as well as negative cash flows from operating activities.  Presently, we do not have sufficient cash resources to meet our plans in the twelve months following November 30, 2017.  These factors raise substantial doubt about our ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that we will be successful with our fund-raising initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	November 30,	May 31,
	2017	2017
Current assets	$144,406	$21,494
Current liabilities	498,281	447,969
Working capital deficiency	$353,875	$426,475

The increase in current assets is mainly due to an increase of cash, accounts receivable and prepaid expenses.  The increase in current liabilities is primarily due to increase in accounts payable and accrued expenses.  Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Six Months Ended November 30,
	2017	2016
Net cash used in operating activities	$(653,615)	$(288,447)
Net cash used in investing activities	(7,874)	-
Net cash provided by financing activities	723,988	318,327
Increase (decrease) in cash	$62,499	$29,880

The increase in net cash used in operating activities in the six months ended November 30, 2017, as compared to the previous year is due primarily to an increase in cash-basis operating expenses.  The increase in cash used in investing activities is due to purchases of computer equipment during the three months ended November 30, 2017.  The increase in cash provided by financing activities is due to an increase in proceeds from the sale of common stock subscriptions.

Future Financing

Given our cash position of $64,012 as of November 30, 2017, management believes that our cash on hand and working capital are not insufficient to meet our current anticipated cash requirements.  We will require additional funds to implement our growth strategy for our business.  In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes.  Therefore, not including the cash flow impact of any increases in our sales, we estimate that will need to raise an additional $1,000,000 to cover all of our operational expenses through the twelve months ended November 30, 2018.  These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan.  In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of November 30, 2017, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended November 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From June 2017 through November 2017, the Company completed private placements consisting of 5,818,222 units at prices ranging $0.10 to $0.15 per share for total proceeds of $581,822.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  Additionally, 1,334,666 subscribed units have not yet been issued as of this filing date and are reflected as common stock subscribed totaling $142,700 as of November 30, 2017.

This sale and issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The Company intends to use the proceeds of the sale for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement dated September 9, 2013, by and between the Company and Joseph Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.2	Asset Purchase Agreement dated September 9, 2013, by and among the Company and Stephen Moseley (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014)
2.3	Form of Exchange Agreement dated July 18, 2016 (incorporated by reference to our Current Report on Form 8-K filed on July 25, 2016)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed on May 14, 2015)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 27, 2010)
3.3	Amendment to Articles of Incorporation (incorporated by reference to our Annual Report on form 10-K filed on August 28, 2017)
(10)	Material Contracts
10.1	Easement Agreement, dated September 9, 2013, by and among the Company, Joseph Fewer and Denise Fewer (incorporated by reference to our Current Report on Form 8-K filed on February 10, 2014).
10.2	Consulting Agreement dated September 9, 2013, by and between the Company and Joseph Fewer.
10.3	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Stephen Mosely (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
10.4	Rescission Agreement and Mutual Release dated July 11, 2016 by and between the Company and Helen Keenan (incorporated by reference to our Current Report on Form 8-K filed on July 15, 2016)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  January 16, 2018