Form 10-Q
period 2018-02-28
GroGenesis, Inc.
filed 2018-04-16
CIK 1497055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

As of April 16, 2018, there were 105,046,400 shares of the registrant’s common stock outstanding.

GROGENESIS, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GROGENESIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2018	May 31, 2017
	(Unaudited)
ASSETS

Current Assets
Cash	$189	$1,513
Accounts receivable, net	45,613	-
Prepaid expenses	25,178	12,406
Advances to related parties	-	3,158
Inventory	4,000	4,417
Total Current Assets	74,980	21,494

Property and equipment - net	14,740	21,341
	14,740	21,341

Total Assets	$89,720	$42,835

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$348,474	$258,390
Current portion of long-term debt	-	3,383
Related party payables	161,352	177,544
Convertible notes payable - related party	28,558	-
Deferred revenue	8,259	8,652
Total Current Liabilities	546,643	447,969

Long-term debt, less current portion	-	2,181

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Common stock, 200,000,000 shares authorized, $0.001 par value; 105,046,400 and 99,303,178 shares issued and outstanding as of February 28, 2018 and May 31, 2017, respectively	105,046	99,303
Common stock subscribed	222,800	35,000
Additional paid-in capital	5,203,041	4,559,462
Accumulated deficit	(5,844,635)	(4,990,375)
Less cost of common stock in treasury; 5,500,000 shares	(94,926)	(94,926)
Total GroGenesis, Inc. Stockholders’ Deficit	(408,674)	(391,536)
Non-controlling interest	(48,249)	(15,779)
Total Stockholders' Deficit	(456,923)	(407,315)
Total Liabilities and Stockholders’ Deficit	$89,720	$42,835

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2018	2017	2018	2017

Revenue	$1,392	$-	$63,978	$-
Cost of revenues	370	-	40,992	-

Gross Profit	1,022	-	22,986	-

Operating expenses

Consulting fees	124,025	1,082,853	376,336	1,511,387
Depreciation	2,824	2,684	6,699	9,090
General and administrative	47,300	25,570	291,330	81,872
Transfer agent and filing fees	2,806	3,501	19,221	8,899
Professional fees	26,748	35,011	181,326	176,112

Total Operating Expenses	203,703	1,149,619	874,912	1,787,360

Loss from Operations	(202,681)	(1,149,619)	(851,926)	(1,787,360)

Other income (expense)

Loss on disposal of fixed assets	-	-	(4,025)	-
Amortization of debt discount	(28,558)		(28,558)
Interest expense	(694)	(446)	(2,221)	(2,452)
	(29,252)	(446)	(34,804)	(2,452)

Net loss	(231,933)	(1,150,065)	(886,730)	(1,789,812)

Net loss attributable to non-controlling interest	14,204	-	32,470	-

Net loss attributable to GroGenesis, Inc.	$(217,729)	$(1,150,065)	$(854,260)	$(1,789,812)

Net loss attributable to GroGenesis, Inc. per share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	105,046,400	96,340,178	101,806,396	91,603,744

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Common	Additional			Non-controlling
	Common Stock		Stock	Paid-in	Accumulated	Treasury	Interest in
	Number	Par Value	Subscribed	Capital	Deficit	Stock	Subsidiary	Total

Balance, May 31, 2017	99,303,178	$99,303	$35,000	$4,559,462	$(4,990,375)	$(94,926)	$(15,779)	$(407,315)

Common stock issued for cash	5,743,222	5,743	–	568,579	–	–	–	574,322

Share subscriptions	–	–	187,800	–	–	–	–	187,800

Warrants issued with debt	–	–	–	75,000	–	–	–	75,000

Non-controlling interest in subsidiary	–	–	–	–	–	–	(32,470)	(32,470)

Net loss attributable to GroGenesis, Inc.	–	–	–	–	(854,260)	–	–	(854,260)

Balance, February 28, 2018	105,046,400	$105,046	$222,800	$5,203,041	$(5,844,635)	$(94,926)	$(48,249)	$(456,923)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

GROGENESIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended February 28,
	2018	2017

Cash Flows Used in Operating Activities:

Net loss	$(886,730)	$(1,789,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,699	9,090
Common shares issued for services	-	1,087,374
Stock options issued for services	-	148,677
Loss on disposal of fixed assets	4,025	-
Amortization of debt discount	28,558	-
Changes in operating assets and liabilities:
Accounts receivable	(45,613)	13,529
Prepaid expenses	(12,772)	4,635
Advances to related parties	3,158	(12,199)
Inventory	417	629
Accounts payable and accrued liabilities	90,084	61,165
Related party payables	(16,192)	(11,940)
Deferred revenue	(393)	-

Net Cash Used in Operating Activities	(828,759)	(488,852)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(9,153)	(3,825)

Net Cash Used in Investing Activities	(9,153)	(3,825)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	574,322	531,000
Proceeds from share subscriptions	187,800	-
Payments for note payable	(534)	(1,922)
Proceeds from notes payable from related parties	75,000	-

Net Cash Provided by Financing Activities	836,588	529,078

Increase (decrease) in cash	(1,324)	36,401

Cash - Beginning of Period	1,513	12,387
Cash - End of Period	$189	$48,788

Supplementary Cash Flow Information:
Interest paid	$116	$822
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Treasury stock exchanged for property and equipment	$-	$94,926

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

During the nine months ended February 28, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT LIQUIDITY PLANS

As of February 28, 2018, the Company had an accumulated deficit of approximately $5.8 million.  For the nine months ended February 28, 2018 and 2017, the Company incurred operating losses of $851,926 and $1,787,360 respectively, and used cash in operating activities of $828,759 and $488,852, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan.  There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow.  If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.  If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	February 28, 2018	May 31, 2017

Computer equipment	$26,609	$17,456
Vehicle	--	19,176
	26,609	36,632
Less: accumulated depreciation	(11,869)	(15,291)
	$14,740	$21,341

Depreciation expense was $6,699 and $9,090 for the nine months ended February 28, 2018 and 2017, respectively.

On July 11, 2016, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,925 for the return of 5,000,000 shares of the Company’s common stock (see Note 4).   The Company currently outsources its product manufacturing to third parties.

NOTE 4 - RELATED PARTIES

As of February 28, 2018, the Company owes a former COO of the Company $46,417, which is unsecured, non-interest bearing and due on demand. The former COO resigned as our Chief Operating Officer on September 17, 2015.

As of February 28, 2018, the Company owes a former CFO of the Company $27,500, which is unsecured, non-interest bearing and due on demand. The former CFO started working for the Company on August 1, 2014 and resigned in April 2015.

As of February 28, 2018, the Company owes the former President of the Company $48,187 for loans, general and administration expenses and travel expenses paid on behalf of the Company, and consulting services provided by the former President. The amount includes a loan for $18,762 which bears interest at 8.0% and matured on May 26, 2017. The note currently is in default and bears interest at the default interest rate of 15.0% beginning May 26, 2017. Total accrued interest is $3,644 as of February 28, 2018.  The remaining amount due of $25,781 is unsecured, non-interest bearing and due on demand.  The former President resigned as President, CEO, CFO, and as a director of the Company on September 18, 2015.

As of February 28, 2018, the Company owes the spouse of the former President of the Company $4,000 for general and administration support services provided to the Company. The amount is unsecured, non-interest bearing and due on demand.

As of February 28, 2018, the Company had loans of $13,251 from shareholders. These amounts are unsecured, non-interest bearing and have no fixed terms of repayment. The Company has not yet formalized loan agreements for these loans.

On December 5, 2017, the Company received $50,000 under the terms of a convertible note payable totaling $52,500 with a shareholder. The note matures on June 5, 2018, includes an original issue discount of $2,500, and is convertible in the event of a default into shares of the Company’s common stock at a price 65% of the lowest trading price of the Company’s common stock during the 15 trading days prior to conversion, subject to a floor of $0.01. As additional consideration to the noteholder, the Company issued the noteholder warrants to purchase up to 666,667 shares of the Company’s common stock, with a three-year term, and exercise price of $0.15 per share, resulting in a debt discount totaling $50,000. Total amortization of the debt discounts was $24,520, resulting in a net note balance of $24,520 as of February 28, 2018.

On January 31, 2018, the Company received $25,000 under the terms of a convertible note payable totaling $26,250 with a shareholder.  The note matures on August 1, 2018, includes an original issue discount of $1,250, and is convertible in the event of a default into shares of the Company’s common stock at a price 65% of the lowest trading price of the Company’s common stock during the 15 trading days prior to conversion, subject to a floor of $0.01. As additional consideration to the noteholder, the Company issued the noteholder warrants to purchase up to 333,333 shares of the Company’s common stock, with a three-year term, and exercise price of $0.15 per share, resulting in a debt discount totaling $25,000. Total amortization of the debt discounts was $4,038, resulting in a net note balance of $4,038 as of February 28, 2018.

On July 11, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreements”) separately with two shareholders, whereby the shareholders agreed to rescind any business agreements, including existing consulting agreements, whether verbal or in writing, and in conjunction with such rescission, agreed to return an aggregate total of 5,500,000 shares of the Company’s Common Stock to the Company for cancellation. In conjunction with Rescission Agreements, the Company and the shareholders consented to a mutual release of any claims, current or contemplated. In connection with one of the Agreements, the Company exchanged its trade show booth and manufacturing facility assets with a net book value of $94,926 for the return of 5,000,000 shares of the Company’s common stock, which is included in the 5,500,000 aggregate shares returned. In connection with the second Rescission Agreement, the shareholder agreed to rescind their consulting agreement and return 500,000 shares of the Company’s common stock. These 5,500,000 shares are reflected as treasury stock as of February 28, 2018 and May 31, 2017.

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

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000. Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock. The warrants have an exercise price of $0.15 and have a three-year term. These units include 350,000 units issued during the nine months ended February 28, 2018.

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

From June 2017 through February 2018, the Company completed private placements consisting of 5,743,222 units at prices ranging from $0.10 to $0.15 per share for total proceeds of $574,322.  Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock.  The warrants have an exercise price of $0.15 and have a three-year term.  Additionally, 1,660,334 subscribed units have not yet been issued as of this filing date and are reflected as common stock subscribed totaling $187,800 as of February 28, 2018.

NOTE 6 - WARRANTS

As of February 28, 2018, there were 23,827,112 whole share purchase warrants outstanding and exercisable.  The warrants have a weighted average remaining life of 2.23 years and a weighted average exercise price of $0.150 per whole warrant for one common share.  The warrants had an aggregate intrinsic value of $238,271 based on the Company’s stock price of $0.16 as of February 28, 2018.

Whole share purchase warrants outstanding at February 28, 2018 are as follows:

	Number of whole share purchase warrants	Weighted average exercise price per share
Outstanding, May 31, 2016	3,599,607	$0.303
Issued	10,020,000	0.156
Expired	(1,749,607)	0.200
Exercised	--	--
Outstanding, May 31, 2017	11,870,000	$0.194
Issued	15,107,112	0.150
Expired	(3,150,000)	0.317
Exercised	--	--
Outstanding, February 28, 2018	23,827,112	$0.150
Exercisable, February 28, 2018	23,827,112	$0.150

NOTE 7 - COMMITMENTS

On September 9, 2013, the Company entered into an Asset Purchase Agreement whereby the Company agreed to acquire intellectual property as well as all related assets necessary for operating a plant growth enhancement product ("Plant Surfactant") manufacture and sale business. The agreement was closed on February 7, 2014. In consideration, the Company issued 12,500,000 shares of restricted common stock. In addition, the Company also agreed to incorporate a subsidiary that will hold these assets, conduct operations, and execute a consulting agreement with the former President of the Company whereby he would receive $7,000 per month. The consulting agreement was to become effective on the date that the Company raises a minimum of $500,000 to fund operations, which had not yet occurred as of the date of the former President’s resignation. The Company incorporated this subsidiary on October 21, 2016 with the state of South Dakota under the name American Water Sanitation, LLC, of which the Company has a 51% ownership.

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

On September 9, 2013, the Company entered into an Easement Agreement whereby the Company agreed to acquire the exclusive right to 10 acres of farm property located in Aylmer, Ontario, Canada, to operate as a demonstration farm in order to evaluate and exhibit the effects of using the plant surfactant for an initial term of 3 years. In consideration, the Company issued 2,500,000 shares of restricted common stock with a fair value of $25,200, which was recognized as a prepaid expense and is being amortized over the three-year term.  During the nine months ended February 28, 2018 and 2016, the Company recognized $0 and $2,100, respectively, as rent expense, leaving a balance of $0 remaining as a prepaid expense as of February 28, 2018.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2018 to the Three Months Ended February 28, 2017

Revenue

We had revenues of $1,392 and $0 for the three months ended February 28, 2018 and 2017.  Revenue increased by $1,392 as a result of continuing sales of our AgraBurst PRO™.

Operating Expenses

Our expenses for the three months ended February 28, 2018 and 2017 are summarized as follows:

	Three Months Ended February 28,
	2018	2017

Consulting fees	$124,025	$1,082,853
Depreciation	2,824	2,684
General and administrative expenses	47,300	25,570
Transfer agent and filing fees	2,806	3,501
Professional fees	26,748	35,011
Total Operating Expenses	$203,703	$1,149,619

Operating expenses decreased $945,916 from the three months ended February 28, 2017 compared to the three months ended February 28, 2017, a decrease of 82%.  The primary reason is a $958,828 decrease in consulting fees for the three months ended February 28, 2018, due to the Company issuing restricted stock valued at $820,000 to consultants and recognizing stock option expense of $148,677 related to stock options issued to consultants during the three months ended February 28, 2017. No stock or options were granted to consultants during the quarter ended February 28, 2018.

Other Income and Expense

Other income and expense for the three months ended February 28, 2017 and 2017 are summarized as follows:

	Three Months Ended February 28,
	2018	2017

Amortization of debt discount	$(28,558)	$-
Interest expense	(694)	(446)
Total Expenses	$(29,252)	$(446)

Amortiation of debt discount increased $28,558 for the three months ended February 29, 2018, compared to the three months ended February 28, 2017, due to new notes payable financing obtained in December 2017 and January 2018.

Comparison of the Nine Months Ended February 28, 2018 to the Nine Months Ended February 28, 2017

Revenue

We had revenues of $63,978 for the nine months ended February 28, 2018, as compared to revenues of $0 for the same period in 2017.  Revenue increased by $63,978 as a result of initial sales of our AgraBurst PRO™.

Operating Expenses

Our expenses for the nine months ended February 28, 2018 and 2017 are summarized as follows:

	Nine months Ended February 28,
	2018	2017

Consulting fees	$376,336	$1,511,387
Depreciation	6,699	9,090
General and administrative expenses	291,330	81,872
Transfer agent and filing fees	19,221	8,899
Professional fees	181,326	176,112
Total Operating Expenses	$874,912	$1,787,360

Operating expenses decreased $912,448 for the nine months ended February 28, 2018 compared to the nine months ended February 28, 2017, a decrease of 51%.  The primary reason is a $1,135,051 decrease in consulting fees for the nine months ended February 28, 2018, which includes a decrease of $1,087,374 in stock-based compensation and a decrease of $148,677 in stock option compensation.  General and administrative expenses increased $209,458 due primarily to increased travel and travel related expenses related to business development during the nine months ended February 28, 2018.

Other Income and Expense

Other income and expense for the nine months ended February 28, 2018 and 2017 are summarized as follows:

	Nine months Ended February 28,
	2018	2017

Loss on disposal of fixed assets	(4,025)	-
Amortization of debt discount	(28,558)	-
Interest expense	(2,221)	(2,452)
Total Expenses	$(34,804)	$(2,452)

Our loss on disposal of fixed assets of $4,025 was a result of the disposal of a vehicle during the nine months ended February 28, 2018.

Amortiation of debt discount increased $28,558 for the three months ended February 29, 2018, compared to the three months ended February 28, 2017, due to new notes payable financing obtained in December 2017 and January 2018.

Liquidity and Capital Resources

As of February 28, 2018, we had cash on hand of $189 and a working capital deficiency of $519,190 as compared to cash equivalents on hand of $1,513 and a working capital deficiency of $426,475 as of May 31, 2017.  The increase in working capital deficiency is mainly due to an increase in accounts payables and accrued expenses, as well as the issuance of notes payable totaling $78,250 during the nine months ended February 28, 2018.

Private Placement Offerings

From October 2016 through May 2017, the Company completed private placements (the “October PPM”) consisting of 3,760,000 units at a price of $0.10 per share for total proceeds of $376,000. Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock. The warrants have an exercise price of $0.15 and have a three-year term. These units include 350,000 units issued during the nine months ended February 28, 2018.

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

From June 2017 through February 2018, the Company completed private placements consisting of 5,743,222 units at prices ranging $0.10 to $0.15 per share for total proceeds of $574,332. Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock. The warrants have an exercise price of $0.15 and have a three-year term. Additionally, 1,660,334 subscribed units have not yet been issued as of this filing date and are reflected as common stock subscribed totaling $187,800 as of February 28, 2018.

Going Concern

The audited financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern.  We have accumulated losses through the period to February 28, 2018 of approximately $5.8 million as well as negative cash flows from operating activities. Presently, we do not have sufficient cash resources to meet our plans in the twelve months following February 28, 2018. These factors raise substantial doubt about our ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that we will be successful with our fund-raising initiatives, management believes that we will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	February 28,	May 31,
	2018	2017

Current assets	$74,980	$21,494
Current liabilities	546,643	447,969
Working capital deficiency	$(471,663)	$426,475

The increase in current assets is mainly due to an increase of cash, accounts receivable and prepaid expenses. The increase in current liabilities is primarily due to increase in accounts payable and accrued expenses. Management is attempting raise more capital in order to increase the Company’s cash position and pay down current liabilities.

Cash Flows

	Nine months Ended February 28,
	2018	2017

Net cash used in operating activities	$(828,759)	$(488,852)
Net cash used in investing activities	(9,153)	(3,825)
Net cash provided by financing activities	836,588	529,078
Increase (decrease) in cash	$(1,324)	$36,401

The increase in net cash used in operating activities in the nine months ended February 28, 2018, as compared to the previous year is due primarily to an increase in cash-basis operating expenses. The increase in cash used in investing activities is due to purchases of computer equipment during the three months ended February 28, 2018. The increase in cash provided by financing activities is due primarily to an increase in proceeds from the sale of common stock subscriptions.

Future Financing

Given our cash position of $189 as of February 28, 2018, management believes that our cash on hand and working capital are not insufficient to meet our current anticipated cash requirements. We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements that have enabled us to fund our operations, these funds have been largely used to develop our processes and purchase initial amounts of inventory, although additional funds are needed for other corporate operational and working capital purposes. Therefore, not including the cash flow impact of any increases in our sales, we estimate that will need to raise an additional $1,000,000 to cover all of our operational expenses through the twelve months ended February 28, 2019. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Any failure to secure additional financing may force us to modify our business plan. In addition, we cannot be assured of profitability in the future. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report.  Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon their evaluation, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures were not effective as of February 28, 2018, based on the material weaknesses defined below:

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended February 28, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From June 2017 through November 2017, the Company completed private placements consisting of 5,743,222 units at prices ranging $0.10 to $0.15 per share for total proceeds of $574,322. Each unit consisted of one share of our common stock and two warrants to purchase one share of common stock. The warrants have an exercise price of $0.15 and have a three-year term. Additionally, 1,660,334 subscribed units have not yet been issued as of this filing date and are reflected as common stock subscribed totaling $187,800 as of February 28, 2018.

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

Date:  April 16, 2018